Form 10-Q
period 2006-12-31
Animal Health International, Inc.
filed 2007-03-07
CIK 1372813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-33273

ANIMAL HEALTH INTERNATIONAL, INC.

(Exact name of Registrant as specified in its charter)

Delaware	71-0982698
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7 Village Circle, Suite 200 Westlake, Texas	76262
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (817) 859-3000

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12b-2.)

Large Accelerated Filer ☐                    Accelerated Filer ☐                    Non-Accelerated Filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of February 15, 2007, 24,329,670 shares of the registrant’s common stock were outstanding.

ANIMAL HEALTH INTERNATIONAL

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2006

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Financial Statements

ANIMAL HEALTH INTERNATIONAL, INC.

Condensed Consolidated Balance Sheets

(In thousands, excluding share information)

	June 30, 2006	December 31, 2006
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,036	$6,152
Accounts receivable, net	70,178	90,252
Current portion of notes receivable	54	52
Income tax receivable	232	285
Merchandise inventories, net	71,679	86,936
Deferred income taxes	3,063	3,064
Prepaid expenses	1,520	992

Total current assets	149,762	187,733
Noncurrent assets:
Notes receivable, net of current portion	684	681
Property, plant, and equipment, net	16,045	16,826
Goodwill	59,939	71,488
Customer relationships	32,711	31,224
Noncompete agreements	2,791	2,591
Trademarks and trade names	26,260	26,360
Debt issue costs and other assets, net of accumulated amortization of $807 and $1,104, respectively	6,145	7,076

Total assets	$294,337	$343,979

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$65,077	$83,473
Accrued liabilities	18,100	16,977
Current portion of long-term debt	81,759	88,546

Total current liabilities	164,936	188,996
Noncurrent liabilities:
Long-term debt, net of current portion	55,875	130,833
Deferred lease incentives	1,964	1,858
Deferred income taxes	27,241	27,309

Total liabilities	250,016	348,996

Commitments and contingencies (note 12)
Redeemable preferred stock, par value $0.01 per share. Authorized 3,500,000 shares, issued and outstanding 2,122,431 shares	47,500	47,500
Stockholders’ equity:
Common stock, par value $0.01 per share. Authorized 15,000,000 shares, issued 2,259,991 and 2,257,851 shares, respectively, and outstanding 2,259,991 and 2,257,851 shares, respectively	23	23
Additional paid-in capital	(9,405)	(9,405)
Accumulated earnings (deficit)	6,446	(42,754)
Accumulated other comprehensive income (loss)	(243)	(381)

Total stockholders’ equity (deficit)	(3,179)	(52,517)

Total liabilities and stockholders’ equity (deficit)	$294,337	$343,979

See accompanying notes to condensed consolidated financial statements.

ANIMAL HEALTH INTERNATIONAL, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three months ended December 31,		Six months ended December 31,
	2005	2006	2005	2006
Net sales	$156,763	$170,279	$284,503	$315,981

Costs and expenses:
Direct cost of products sold (excludes depreciation and amortization)	121,842	133,028	224,815	251,676
Salaries, wages, commissions, and related benefits	11,146	12,495	21,840	24,028
Selling, general, and administrative	11,631	10,165	19,855	18,752
Depreciation and amortization	1,632	1,623	3,213	3,163

Operating income	10,512	12,968	14,780	18,362
Other income (expense):
Other income	167	162	251	302
Interest expense	(3,545)	(5,810)	(6,795)	(9,900)

Income before income taxes	7,134	7,320	8,236	8,764
Income tax expense	(2,304)	(2,921)	(2,664)	(3,464)

Net income	$4,830	$4,399	$5,572	$5,300
Dividend on preferred stock	—	—	—	(53,323)
Preferred stock participation in undistributed earnings	(4,195)	(3,747)	(4,857)	(3,747)

Net income (loss) available to common shareholders	635	652	715	(51,770)

Earnings (loss) per share:
Basic	$0.28	$0.29	$0.37	$(22.93)
Diluted	$0.28	$0.29	$0.37	$(22.93)
Weighted average shares outstanding:
Basic	2,249	2,258	1,910	2,258
Diluted	2,249	2,258	1,910	2,258

See accompanying notes to condensed consolidated financial statements.

ANIMAL HEALTH INTERNATIONAL, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended December 31,
	2005	2006
Cash flows from operating activities:
Net income	$5,572	$5,300
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,213	3,163
Amortization of debt issue costs	407	778
(Gain) loss on sale of equipment	60	(5)
Deferred income taxes	68	68
Changes in assets and liabilities:
Accounts receivable	(13,432)	(16,227)
Merchandise inventories	(11,417)	(12,346)
Income taxes receivable/payable	1,605	(406)
Prepaid expenses	1,009	638
Accounts payable	10,794	18,548
Accrued liabilities and other	5,994	(1,343)

Net cash provided by (used for) operating activities	3,873	(1,832)

Cash flows from investing activities:
Purchase of property, plant, and equipment	(1,368)	(1,607)
Purchase of other assets	(301)	(1,291)
Business acquisitions, net of cash acquired (includes $598 of direct acquisition costs)	—	(13,804)
Purchase price adjustments	(241)	—
Proceeds from sale of equipment	38	118
Net changes in notes receivable	(27)	2

Net cash used for investing activities	(1,899)	(16,582)

Cash flows from financing activities:
Repayment of long-term debt	(277)	(26,748)
Borrowings of long-term debt	—	90,002
Net borrowings under revolving credit facility	2,060	16,049
Debt issue costs	(175)	(605)
Change in overdraft balances	(3,280)	(2,623)
Dividend on preferred stock	—	(53,323)
Dividend on common stock	—	(1,177)
Proceeds from the issuance of common stock	26	—

Net cash provided by (used for) financing activities	(1,646)	21,575

Effect of exchange rate changes on cash and cash equivalents	(37)	(45)
Net increase in cash and cash equivalents	291	3,116
Cash and cash equivalents, beginning of year	7,583	3,036

Cash and cash equivalents, end of year	$7,874	$6,152

See accompanying notes to condensed consolidated financial statements.

ANIMAL HEALTH INTERNATIONAL, INC.

Notes to condensed consolidated financial statements

(Dollars in thousands, except per share data)

(Unaudited)

(1) Organization

Animal Health International, Inc. (the Company), formerly known as Walco International Holdings, Inc., was incorporated in May 2005, in Delaware. Through its wholly owned subsidiary, Walco International, Inc., the Company’s primary business activity is the sale and distribution of animal health products, supplies, services and technology through operating divisions located throughout the United States and Canada. On June 30, 2005, the Company acquired Walco Holdings, Inc. (Predecessor).

(2) Summary of significant accounting policies

(a) Basis of consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments necessary to present fairly, in all material respects, the results of the Company for the periods presented. These condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s audited financial statements for the years ended June 30, 2005 and 2006. The results of operations for the three and six months ended December 31, 2006, are not necessarily indicative of results to be expected for the entire fiscal year.

(b) Revenue recognition

Revenues are recognized when the title passes according to shipping terms. Sales returns and allowances are immaterial in all periods presented as most product returns from customers are returned to product manufacturers for full credit. Any losses incurred on sales returns are recognized in the period the products are returned. A provision for sales discounts is recorded at the time of sale.

For multiple arrangements in which a customer signs up for a multi-year exclusive supply agreement and receives certain equipment and software products at no charge, revenue is recognized using the relative fair value method under Financial Accounting Standards Board (FASB) Emerging Issues Task Force No. 00-21 (EITF 00-21), whereby each separate unit of accounting is recognized as revenue at its relative fair value, in which the delivered item (certain equipment and software products) is limited to the non-contingent amount. Since all consideration paid by the customer is contingent upon delivery of the product, no amount is recorded as equipment and software revenue under these multiple element arrangements.

(c) Direct cost of products sold

Direct cost of products sold includes the cost of inventories, net of purchase rebates, and inbound and outbound freight costs.

(d) Rebates

Rebates are recognized when estimable and probable and include inventory purchase rebates and sales-related rebates. Inventory purchase rebates received are capitalized into inventory while sales-related rebates are recorded as a reduction of cost of sales.

(e) Property, plant and equipment

The Company periodically reviews long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable as prescribed by Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 requires that if the sum of the undiscounted expected future cash flows from an asset is less than the carrying value of the asset, impairment must be recognized in the financial statements by writing down the asset to its fair value.

(f) Stock options

In December 2004, the FASB issued SFAS 123 (Revised), Share-Based Payment (SFAS 123(R)). SFAS 123(R) replaces SFAS 123, Accounting for Stock-based Compensation, as amended by SFAS 148, Accounting for Stock-based Compensation—Transition and Disclosure, and supersedes Accounting Principles Board No. 25, Accounting for Stock Issued to Employees. The new statement requires companies to recognize expenses for stock-based compensation in the statement of income and was adopted by the Company on July 1, 2006. Because no stock options were issued by, nor were there any outstanding for the Company as of December 31, 2006, the adoption of SFAS 123(R) did not have any impact on the Company’s consolidated financial statements.

(g) Earnings per share

Earnings per share reflects application of the two class method. Preferred stock participates pro rata in dividends with common stock. Therefore, the two class method has been applied as required by EITF 03-6. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted earnings per share, the basic weighted average number of shares is increased by the dilutive effect of stock options determined using the treasury stock method. The components of basic and diluted earnings per share are as follows (in thousands, except per share amounts):

	Three Months Ended December 31		Six Months Ended December 31
	2005	2006	2005	2006
Net income	$4,830	$4,399	$5,572	$5,300
Dividend on preferred stock	—	—	—	(53,323)
Preferred stock participation in undistributed earnings	(4,195)	(3,747)	(4,857)	(3,747)

Net income available to common shareholders	$635	$652	$715	$(51,770)

Basic weighted average shares outstanding	2,249	2,258	1,910	2,258
Dilutive effect of stock options and warrants	—	—	—	—

Dilutive weighted average shares outstanding	2,249	2,258	1,910	2,258
Basic earnings (loss) per share	$0.28	$0.29	$0.37	$(22.93)

Diluted earnings (loss) per share	$0.28	$0.29	$0.37	$(22.93)

(h) Foreign currency translation

The functional currency for the Company’s Canadian operations is the Canadian dollar. Assets and liabilities for these operations are translated at the exchange rate in effect at the balance sheet date, and income and expenses are translated at average exchange rates prevailing during the year. Translation gains or losses are included within stockholders’ equity as part of accumulated other comprehensive income (loss).

(i) Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates and assumptions are subject to inherent uncertainties, which may result in actual results differing significantly from reported amounts.

(3) Acquisitions

In October 2006, the Company acquired certain assets of Farm City Animal Supply, Inc. and all of the outstanding stock of Hawaii Mega-Cor., Inc. In November 2006, the Company acquired all of the outstanding stock of Paul E. Blackmer, D.V.M., Inc. The Company paid $14,425 in cash for these three acquisitions (the Acquisitions) (plus approximately $598 in direct acquisition costs) and issued $2,400 in notes payable to certain selling stockholders.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the dates of the Acquisitions. These preliminary purchase price allocations are based on a combination of third-party valuations and internal analyses and may be adjusted during the allocation period as defined in SFAS 141, Business Combinations.

Cash and cash equivalents	$1,219
Accounts receivable, net	3,869
Merchandise inventories, net	2,986
Prepaid expenses	115
Property, plant and equipment, net	596
Goodwill	11,549
Trademarks and trade names	100

Total assets acquired	20,434

Accounts payable	2,472
Accrued liabilities	497
Current portion of long-term debt	800
Long-term debt, net of current portion	1,642

Total liabilities assumed	5,411

Net assets acquired	$15,023

(4) Accounts receivable, net

	June 30 2006	December 31 2006
Trade accounts receivable	$63,187	$74,281
Vendor rebate receivables	7,729	16,541
Other receivables	340	700

	71,256	91,522
Less allowance for doubtful accounts	(1,078)	(1,270)

Accounts receivable, net	$70,178	$90,252

(5) Notes receivable

	June 30 2006	December 31 2006
Note receivable from Sparhawk Laboratories, Inc.	607	607
Other notes receivable	131	126

	738	733
Less current portion of notes receivable	(54)	(52)

Notes receivable	$684	$681

(6) Property, plant, and equipment, net

	June 30 2006	December 31 2006
Land	$3,905	$3,897
Buildings and improvements	5,227	5,150
Leasehold improvements	2,287	2,658
Construction in progress	369	559
Equipment:
Warehouse	1,086	1,594
Automotive	3,341	4,182
Office/software	2,528	2,471

	18,743	20,511
Less accumulated depreciation	(2,698)	(3,685)

Property, plant, and equipment, net	$16,045	$16,826

Depreciation expense was $788 and $779 for the three months ended December 31, 2005 and 2006, respectively, and $1,526 and $1,476 for the six months ended December 31, 2005 and 2006, respectively.

(7) Goodwill and other intangible assets

	Gross carrying amount	Accumulated amortization	Net carrying amount
June 30, 2006:
Goodwill	$59,939	$—	$59,939
Customer relationships	35,685	(2,974)	32,711
Noncompete agreements	3,192	(401)	2,791
Trademarks and trade names	26,260	—	26,260

	$125,076	$(3,375)	$121,701

December 31, 2006:
Goodwill	$71,488	$—	$71,488
Customer relationships	35,685	(4,461)	31,224
Noncompete agreements	3,192	(601)	2,591
Trademarks and trade names	26,360	—	26,360

	$136,725	$(5,062)	$131,663

Amortization expense related to intangible assets totaled $844 and $844 for the three months ended December 31, 2005 and 2006, respectively, and $1,687 and $1,687 for the six months ended December 31, 2005 and 2006, respectively. The estimated amortization expense for each of the next five years is $3,375 per year.

(8) Long-term debt

	June 30 2006	December 31 2006
Credit agreement—Revolving credit facility	$71,134	$87,183
Credit agreement—Term Note	26,500	—
Credit agreement—New Term Note	—	44,888
Credit agreement—Second Lien Notes	40,000	85,000
Other	—	2,308

	137,634	219,379
Less current portion	(81,759)	(88,546)

	$55,875	$130,833

Credit agreements

On June 30, 2005, the Company and a group of financial institutions entered into certain credit agreements (the Credit Agreements), which included a $110,000 revolving credit facility (the revolver), a $30,000 term loan, and a $40,000 second lien loan.

The revolver matures on June 30, 2010, but is classified as a current liability in both the current and prior year in accordance with FASB Emerging Issues Task Force Issue No. 95-22 (EITF 95-22), Balance Sheet Classification of Borrowings Outstanding Under Revolving Credit Agreements That Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement. The revolver is classified as a current liability in accordance with EITF 95-22 since the Credit Agreements contain a subjective acceleration clause and contractual provisions under lock-box arrangements that require the cash receipts of the Company to be used to repay amounts outstanding under the revolver.

In September 2006, the Company entered into a new $45,000 first lien term loan and with borrowings thereunder paid in full the $26,500 balance of our then existing $30,000 first lien term loan and reduced borrowings under our revolving credit facility. The $45,000 first lien term loan bears interest at an annual rate equal to LIBOR plus 3.0% and matures on May 31, 2011. Borrowings are collateralized by a first priority interest in and lien on all of the Company’s assets.

The $40,000 second lien loan matures in one installment on June 30, 2011. This loan is collateralized by a second priority interest in and lien on all the assets of the Company and certain other guarantees and pledges, as defined. In September 2006, the Company also entered into a new $45,000 second lien term loan with the same lender of the existing $40,000 second lien term loan. The Company used the entire $45,000 second lien term loan to reduce borrowings under the revolving credit facility. The $45,000 second lien term loan bears interest at an annual rate equal to LIBOR plus 7.0% and matures on September 26, 2012. Borrowings are collateralized by a second priority interest in and lien on all of the Company’s assets.

The outstanding borrowings under the revolver and the initial $40,000 second lien term loan bear interest, at the Company’s option, as follows: (1) an interest rate per annum equal to the sum of (a) the greater of (i) the Prime Rate in effect on such day, and (ii) the Federal Funds Effective Rate in effect for such day plus  1/2% and (b) the applicable margin or (2) an interest rate per annum equal to the sum of (a) the product of (i) the Libor Rate in effect for such Interest Period and (ii) the Statutory Reserves and (b) the applicable margin of 8.25%.

The Credit Agreements contain certain affirmative and negative covenants, which require, among other things, that the Company meet certain financial ratio covenants and limit certain capital expenditures. The most restrictive covenant relates to the creation or assumption of additional indebtedness. The Company was in compliance with all financial covenants at December 31, 2006.

For further information, see note 13 Subsequent events.

(9) Preferred stock

As of December 31, 2006, the Company had one class of preferred stock. Holders of Company preferred stock shall be entitled to receive dividends out of funds legally available at such times and in such amounts as are declared on or to be received by holders of outstanding shares of Company common stock, pro rata based on the number of shares of Company preferred stock and/or Company common stock held by each. The preferred stockholder participation rate in dividends is to be adjusted for any common stock splits or common stock dividends. Dividends shall not be cumulative. Upon any liquidation, dissolution or winding up of the Company, each holder of preferred stock shall be entitled to be paid in cash, before distributions to holders of common stock, an amount equal to the sum of (1) $22.38 plus (2) an amount equal to all declared but unpaid dividends on such shares of preferred stock plus (3) an amount necessary to generate an 8% internal rate of return plus (4) a pro rata portion of the assets and funds of the Company available for distribution to the Company’s stockholders after payment of items (1), (2) and (3) above. At any time, the Company may elect to redeem all or any portion of preferred stock. At any time on or after June 30, 2011, the holders of not less than a majority of the voting power of the outstanding shares of preferred stock may elect to have redeemed all or any portion of the originally issued and outstanding shares of preferred stock.

In September 2006, the Company paid an aggregate dividend of approximately $53.3 million to the holders of shares of our preferred stock and an aggregate dividend of approximately $1.2 million to the holders of shares of our common stock financed by the Company’s revolver. A portion of the dividend on the preferred stock reduced the aggregate liquidation amount that is due to holders of outstanding preferred stock upon the liquidation, dissolution, or winding up of the Company, or, at the election of at least a majority of the shares of preferred stock, upon the closing of an extraordinary transaction, as defined.

For further information, see note 13 Subsequent events.

(10) Related-party transactions

Effective June 30, 2005, the Company entered into an agreement with Charlesbank Capital Partners, LLC, an affiliate of the Company’s current majority stockholder (Charlesbank), for the provision of management and advisory services. The agreement will continue until terminated by mutual consent of both parties. Included in selling, general and administrative expense as a management fee was $62 and $62 for the three months ended December 31, 2005 and 2006, respectively, and $125 and $125 for the six months ended December 31, 2005 and 2006, respectively.

(11) Income taxes

The Company’s effective tax rate was 32.3% and 39.9% for the three months ended December 31, 2005 and 2006, respectively, and 32.3% and 39.5% for the six months ended December 31, 2005 and 2006, respectively. The increase in the effective tax rate in the three and six months ended December 31, 2006, as compared to the same periods in the prior year was primarily the result of a reduction of deferred tax liabilities driven by the lowering of a state tax in the prior year.

(12) Commitments and contingencies

The Company is involved in various matters of litigation arising in the normal course of business. In addition, the Company and Predecessor have had an ongoing dispute with a competitor regarding a patent infringement matter. The Company established a $2,500 reserve for this dispute within accrued liabilities and charged the amount against selling, general, and administrative costs. Although the ultimate liability from this dispute and other existing or potential claims cannot be ascertained, management does not anticipate that any related outcomes would have a materially adverse effect on the Company’s financial position, operating results or cash flows.

(13) Subsequent events

On January 8, 2007, the Board of Directors approved a 1.63576-for-1 stock split of our common stock which became effective on January 12, 2007. All share data has been retroactively adjusted to reflect this reverse split. The preferred stock participation rate has been adjusted accordingly.

On January 30, 2007, each share of the Company’s preferred stock converted into 6.11337 shares of common stock.

On January 30, 2007, a Registration Statement on Form S-1 (Reg. No. 333-137656) initially filed on September 28, 2006, as amended (Form S-1), relating to the Company’s initial public offering of common stock was declared effective by the Securities and Exchange Commission. As a result, the Company issued 9,100 shares of common stock, which were subsequently sold to the public for $11 per share. The Company received estimated net proceeds of $90,900 after deducting underwriting discounts and offering commissions, fees, and expenses. As disclosed in the Company’s Form S-1, the Company used the proceeds to pay off the Second Lien Notes totaling $85,000 with the remainder to be used for working capital and general corporate purposes. As part of the offering, the Company’s then majority stockholder, Charlesbank, sold 2,700 shares to the public. On February 2, 2007, the underwriters exercised the overallotment option to purchase 1,770 additional shares owned by Charlesbank. The Company did not receive any of the proceeds from the shares of common stock sold by Charlesbank.

Concurrent with the effective date of the initial public offering, the Company issued options to purchase an aggregate of approximately 749 shares under terms established by the 2007 Stock Option and Incentive Plan, which was adopted by the Company’s Board of Directors and approved by stockholders in January 2007.

Upon the closing of the Company’s initial public offering, the Company’s agreement for management and advisory services with Charlesbank was terminated.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands, except per share data)

Forward Looking Statements

This quarterly report on Form 10-Q (Form 10-Q) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In particular, statements contained in the Form 10-Q, including but not limited to, statements regarding the Company’s future results of operations and financial position, business strategy and plan prospects, projected revenue or costs and objectives of management for future operations, are forward-looking statements. These statements relate to the Company’s future plans, objectives, expectations and intentions and may be identified by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipate,” “intends,” “target,” “projects,” “contemplates,” “believe,” “estimates,” “predicts,” “potential,” and “continue,” or similar words.

Although the Company believes that its expectations are based on reasonable assumptions within the bounds of the Company’s knowledge of its business and operations, the forward-looking statements contained in this Form 10-Q are neither promises nor guarantees; and the Company’s business is subject to significant risk and uncertainties and there can be no assurance that the Company’s actual results will not differ materially from the Company’s expectations. These forward looking statements include, but are not limited to, statements concerning: current or future financial performance and position, management’s strategy, plans and objectives for future operations, and recognition of revenue. Factors which could cause actual results to differ materially from the Company’s expectations set forth in its forward-looking statements include, among others: (i) the outbreak of an infectious disease within an animal population; (ii) the Company’s inability to maintain relationships with manufacturers; (iii) an adverse change in manufacturer rebates or the Company’s inability to meet applicable rebate targets; (iv) loss of key personnel; (v) loss of products or delays in product availability; (vi) competition; (vii) changes in consumer preferences; (viii) consolidation in the animal health products industry; (ix) the Company’s substantial indebtedness; (x) the Company’s acquisition strategy; (xi) government regulations; (xii) products liability and other claims in the ordinary course of business; (xiii) failure to manage growth; (xiv) operational problems at the Company’s central replenishment and distribution facility; (xv) third party claims that the Company infringes upon their intellectual property; (xvi) the Company’s intellectual property rights may be inadequate to protect the Company’s business; and (xvii) other factors outside the control of Company management.

The forward-looking statements and risks factors presented in this Form 10-Q are made only as of the date hereof and the Company does not intend to update any of these factors or to publicly announce the results of any revisions to any of the Company’s forward-looking statements other than as required under the federal securities laws. The above risks factors should be read in conjunction with Risk Factors discussed in Part II, Item IA, of this Form 10-Q.

Overview

The Company sells more than 35,000 products sourced from over 1,500 manufacturers to over 62,000 customers, as well as provides consultative services to customers in the highly fragmented animal health products industry. Products the Company distributes include pharmaceuticals, vaccines, parasiticides, diagnostics, capital equipment, sanitizers, devices and supplies. The Company’s principal customers are veterinarians, production animal operators and animal health product retailers. The Company’s strategy is to become the leading worldwide provider of animal health products and services in the production and companion animal health products market through (i) organic growth, (ii) expansion of its sales of proprietary products, (iii) improved operational efficiencies, and (iv) select acquisitions.

The Company’s growth has primarily derived from internal growth initiatives supported by select strategic acquisitions. Key factors and trends that have affected and the Company believes will continue to affect its operating results include:

•	Overall growth in the dairy industry;

•	Consolidation by the Company’s customers in the dairy industry;

•	The Company’s ability to negotiate favorable terms from our manufacturers;

•	Increased focus on companion animal products; and

•	Changes in customer preferences.

The Company generates revenue from customers in three ways. Over 99% of the Company’s revenue is generated through “buy/sell” transactions with the remainder coming through consignment and agency transactions. In the “buy/sell” transactions, the Company takes title to the inventory from its manufacturers. The Company sells products to customers and invoices them. “Buy/sell” transactions are advantageous to the Company over other sales methods because the Company takes title to the inventory and is able to promote these products on behalf of manufacturers and effectively manage the pricing and distribution of these products. For consignment sales, the Company does not take title to the product, but it does stock and ship product to and invoice the customer. For agency sales, the Company transmits orders from its customers to its manufacturers. The manufacturer ships the product directly to the Company’s customers and compensates the Company with a commission payment for handling the order from the customer and providing customer service. Manufacturers may occasionally switch between the “buy/sell” and agency methods for particular products. Currently and for the past three fiscal years, only one product with material sales has been treated as a consignment sale.

For more information on the Company’s business, see the Company’s Form S-1.

Initial Public Offering

On January 30, 2007, Form S-1 relating to the Company’s initial public offering of common stock was declared effective by the Securities and Exchange Commission. As a result, the Company issued 9,100,000 shares of common stock, which were subsequently sold to the public for $11 per share. The Company received estimated net proceeds of $90,900 after deducting underwriting discounts and offering commissions, fees, and expenses. As disclosed in the Company’s Form S-1, the Company used the proceeds to pay off the Second Lien Notes totaling $85,000 with the remainder to be used for working capital and general corporate purposes. As part of the offering, the Company’s then majority stockholder, Charlesbank, sold 2,700,000 shares to the public. On February 1, 2007, the underwriters exercised the overallotment option to purchase 1,770,000 additional shares owned by Charlesbank. The Company did not receive any of the proceeds from the shares of common stock sold by Charlesbank.

Acquisitions

In October 2006, the Company acquired Hawaii Mega-Cor., Inc. and certain assets of Farm City Animal Supply, Inc. In November 2006, the Company acquired Paul E. Blackmer, D.V.M., Inc. These acquisitions serve to complement our sales in the dairy and companion animal industries in the western continental United States and Hawaii.

Results of Operations

The following table summarizes the historical results of operations for the three and six months ended December 31, 2006 and 2005, in dollars and as a percentage of net sales. The Company’s gross profit may not be comparable to other entities, since some entities include all of the costs related to their distribution network in cost of goods sold and others, like the Company, exclude a portion of these costs from direct cost of products sold and include them instead in selling, general, and administrative expenses, and salaries, wages, commissions, and related benefits.

	Three months ended December 31,		Six months ended December 31,
	2005	2006	2005	2006
Net sales	$156,763	$170,279	$284,503	$315,981
Direct cost of products sold	121,842	133,028	224,815	251,676

Gross Profit	34,921	37,251	59,688	64,305
Selling, general, and administrative expenses (including salary, wages, commission, and related benefits)	22,777	22,660	41,695	42,780
Depreciation and amortization	1,632	1,623	3,213	3,163

Operating income	10,512	12,968	14,780	18,362
Other income (expense):
Other income	167	162	251	302
Interest expense	(3,545)	(5,810)	(6,795)	(9,900)

Income before income taxes	7,134	7,320	8,236	8,764
Income tax expense	(2,304)	(2,921)	(2,664)	(3,464)

Net income	$4,830	$4,399	$5,572	$5,300
Net sales	100.0%	100.0%	100.0%	100.0%
Direct cost of products sold	77.7%	78.1%	79.0%	79.6%

Gross Profit	22.3%	21.9%	21.0%	20.4%
Selling, general, and administrative expenses (includes salary, wages, commission, and related benefits)	14.5%	13.3%	14.7%	13.6%
Depreciation and amortization	1.1%	1.0%	1.1%	1.0%

Operating income	6.7%	7.6%	5.2%	5.8%
Other income (expense):
Other income	0.1%	0.1%	0.1%	0.1%
Interest expense	(2.2)%	(3.4)%	(2.4)%	(3.1)%

Income before income taxes	4.6%	4.3%	2.9%	2.8%
Income tax expense	(1.5)%	(1.7)%	(0.9)%	(1.1)%

Net income	3.1%	2.6%	2.0%	1.7%
Other data:
Field sales representatives	222	238	222	238

Three months ended December 31, 2006 compared to three months ended December 31, 2005

Net sales. Net sales increased $13,516, or 8.6%, to $170,279 for the three months ended December 31, 2006, from $156,763 for the three months ended December 31, 2005. The increase in net sales was primarily attributable to the addition of new customers, continued expansion into new territories, increased sales to existing customers, and the Acquisitions. The number of field sales representatives increased to 238 as of December 31, 2006, from 222 as of December 31, 2005. The increase in field sales representatives allowed the Company to expand into additional territories and attract new customers.

Gross profit. Gross profit increased $2,330, or 6.7%, to $37,251 for the three months ended December 31, 2006, from $34,921 for the three months ended December 31, 2005. Gross profit as a percentage of sales was 21.9% for the three months ended December 31, 2006, compared to 22.3% for the three months ended December 31, 2005. The Company’s gross profit increased as a result of sales growth but was slightly offset by an unfavorable shift in product mix to lower gross margin products.

Selling, general, and administrative expenses. Selling, general, and administrative expenses decreased slightly to $22,660 for the three months ended December 31, 2006, from $22,777 for the three months ended December 31, 2005. An increase in variable selling and distribution expenses driven by sales volume was offset by lower corporate expenses, which left selling, general, and administrative expenses relatively constant. This resulted in a decrease in selling, general and administrative expenses as a percent of sales from 14.5% for the three months ended December 31, 2005, to 13.3% for the three months ended December 31, 2006.

Depreciation and amortization. Depreciation and amortization remained relatively constant at $1,623 for the three months ended December 31, 2006, from $1,632 for the three months ended December 31, 2005. The slight decrease resulted from more assets becoming fully depreciated in the three months ended December 31, 2006, than in the three months ended December 31, 2005.

Other expenses. Other expenses increased $2,270, or 67.2%, to $5,648 for the three months ended December 31, 2006, from $3,378 for the three months ended December 31, 2005. The increase in other expenses was due to an increase in interest expense of $2,265 to $5,810 in the three months ended December 31, 2006, as compared to $3,545 in the three months ended December 31, 2005. This increase was due to additional debt primarily resulting from the September 2006 debt refinancing and higher interest rates.

Income tax expenses. Income tax expense increased $617, or 26.8%, to $2,921 for the three months ended December 31, 2006, from $2,304 for the three months ended December 31, 2005. The effective tax rate was 39.9% and 32.3% for the three months ended December 31, 2006 and 2005, respectively. This increase in the effective tax rate was attributable to a reduction of deferred tax liabilities driven by the lowering of a state tax in the prior year.

Six months ended December 31, 2006 compared to six months ended December 31, 2005

Net sales. Net sales increased $31,478, or 11.1%, to $315,981 for the six months ended December 31, 2006, from $284,503 for the six months ended December 31, 2005. The increase in net sales was primarily attributable to the addition of new customers, continued expansion into new territories, increased sales to existing customers, and the Acquisitions. The number of field sales representatives increased to 238 as of December 31, 2006, from 222 as of December 31, 2005. The increase in field sales representatives allowed the Company to expand into additional territories and attract new customers.

Gross profit. Gross profit increased $4,617, or 7.7%, to $64,305 for the six months ended December 31, 2006, from $59,688 for the six months ended December 31, 2005. Gross profit as a percentage of sales was 20.4% for the six months ended December 31, 2006, compared to 21.0% for the six months ended December 31, 2005. The Company’s gross profit increased as a result of sales growth but was slightly offset by an unfavorable shift in product mix to lower gross margin products.

Selling, general, and administrative expenses. Selling, general, and administrative expenses increased $1,085, or 2.6%, to $42,780 for the six months ended December 31, 2006, from $41,695 for the six months ended December 31, 2005. An increase in variable selling and distribution expenses driven by sales volume was partially offset by lower corporate expenses. This resulted in a decrease in selling, general and administrative expenses as a percent of sales from 14.7% for the six months ended December 31, 2005, to 13.6% for the six months ended December 31, 2006.

Depreciation and amortization. Depreciation and amortization remained relatively constant at $3,163 for the six months ended December 31, 2006, from $3,213 for the six months ended December 31, 2005. The decrease resulted from slightly more assets becoming fully depreciated in the six months ended December 31, 2006, than in the six months ended December 31, 2005.

Other expenses. Other expenses increased $3,054, or 46.7%, to $9,598 for the six months ended December 31, 2006, from $6,544 for the six months ended December 31, 2005. The increase in other expenses was due to an increase in interest expense of $3,105 to $9,900 in the six months ended December 31, 2006, as compared to $6,795 in the six months ended December 31, 2005. This increase was due to additional debt primarily resulting from the September 2006 debt refinancing and higher interest rates.

Income tax expenses. Income tax expense increased $800, or 30.0%, to $3,464 for the six months ended December 31, 2006, from $2,664 for the six months ended December 31, 2005. The effective tax rate was 39.5% and 32.3% for the six months ended December 31, 2006 and 2005, respectively. This increase in the effective tax rate was attributable to a reduction of deferred tax liabilities driven by the lowering of a state tax in the prior year.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash flows generated from operations and borrowings under the Company’s revolving credit facility established on June 30, 2005. Funds are expended to provide working capital that enables the Company to maintain adequate inventory levels to promptly fulfill customer needs and expand operations. The Company expects its capital resources to be sufficient to meet anticipated cash needs for at least the next twelve months, and it expects cash flows from operations to be sufficient to reduce outstanding borrowings under the Company’s revolving credit agreement.

Operating activities. For the six months ended December 31, 2006, net cash used for operating activities was $1,832, and was primarily attributable to a $16,227 increase in accounts receivable and a $12,346 increase in inventories partially offset by a $18,548 increase in accounts payable, $5,300 in net income, and $3,163 in depreciation and amortization. The increase in accounts receivable results from an increase in sales during the last two weeks of December 2006. The strong sales in the last two weeks of December 2006 decreased inventories, but purchases of inventory also increased during December 2006 in anticipation of sales driven by a vendor initiated price increase in the next quarter. The increased purchases of inventory in December 2006 are directly offset by increased accounts payable. For the six months ended December 31, 2005, net cash provided by operating activities was $3,873. Net income generated of $5,572 and $3,748 of non-cash costs (principally depreciation and amortization) were partially offset by an increase in working capital of $5,447. The change in working capital included increases in accounts receivable of $13,432 and inventory of $11,417, partially offset by increases in accounts payable of $10,794, increases in accrued liabilities of $5,994, changes in income tax receivables/payables of $1,605, and decreases in prepaid expenses of $1,009. The increase in accounts receivable resulted from strong sales at the close of the quarter that converted to cash early in the following quarter. The increase in inventory resulted from a rise in inventory purchases that drove the corresponding increase in accounts payable. The increase in accrued liabilities was primarily due to the establishment of a reserve for potential litigation, increased customer deposits, and increased accruals for interest payments. The change in income tax receivables/payables resulted primarily from increased taxable income driving up income tax accruals. The decrease in prepaid expenses was due primarily to the amortization of insurance premiums paid at the beginning of the calendar year.

Investing activities. For the six months ended December 31, 2006, net cash used for investing activities was $16,582, and was primarily attributable to $13,804, net of cash acquired, for the Acquisitions and purchases of property, plant and equipment of $1,607 and other assets of $1,291. For the six months ended December 31, 2005, net cash used for investing activities was $1,899, and was primarily attributable to purchases of property, plant and equipment of $1,368 and other assets of $301 in addition to purchase price adjustments of $241 related to the June 30, 2005, acquisition of the Company by Charlesbank.

Financing activities. For the six months ended December 31, 2006, net cash provided by financing activities was $21,575. Borrowings received from a new $45,000 first lien term loan and a new $45,000 second lien term loan combined with net borrowings under the revolving credit facility totaling $16,049 were partially offset by the payment of $54,500 in dividends to common and preferred stockholders, the payment in full of the outstanding $26,500 balance of the previous first lien term loan, an unfavorable $2,623 change in overdraft balances, and $605 of debt issue costs. For the six months ended December 31, 2005, net cash used for financing activities was $1,646, and was primarily attributable to an unfavorable change in overdraft balances of $3,280, the repayment of long-term debt totaling $277, and debt issue costs of $175 partially offset by net borrowings under the revolving credit facility of $2,060.

Capital resources. In September 2006, the Company entered into a new $45,000 first lien term loan and with borrowings thereunder paid in full the outstanding balance on the Company’s then existing $30,000 first lien term loan and reduced borrowings under the Company’s revolving credit facility. The $45,000 million first lien term loan bears interest at an annual rate equal to LIBOR plus 3.0% and matures on May 31, 2011. Borrowings are collateralized by a first priority interest in and lien on all of the Company’s assets.

In September 2006, the Company also entered into a new $45,000 second lien term loan with the same lender of the Company’s existing $40,000 second lien term loan. The Company used the entire $45,000 second lien term loan to reduce borrowings under the revolving credit facility. The $45,000 million second lien term loan bears interest at an annual rate equal to LIBOR plus 7.0% and matures on September 26, 2012. Borrowings are collateralized by a second priority interest in and lien on all of the Company’s assets.

The outstanding borrowings under the revolver and the initial $40,000 second lien term loan bear interest, at the Company’s option, as follows: (1) an interest rate per annum equal to the sum of (a) the greater of (i) the Prime Rate in effect on such day, and (ii) the Federal Funds Effective Rate in effect for such day plus  1/2% and (b) the applicable margin or (2) an interest rate per annum equal to the sum of (a) the product of (i) the Libor Rate in effect for such Interest Period and (ii) the Statutory Reserves and (b) the applicable margin of 8.25%.

The Credit Agreements contain certain affirmative and negative covenants, which require, among other things, that the Company meet certain financial ratio covenants and limit certain capital expenditures. The most restrictive covenant relates to the creation or assumption of additional indebtedness. The Company was in compliance with all covenants at December 31, 2006.

On January 30, 2007, Form S-1 relating to the Company’s initial public offering of common stock was declared effective by the Securities and Exchange Commission. As a result, the Company issued 9,100,000 shares of common stock, which were subsequently sold to the public for $11 per share. The Company received estimated net proceeds of $90,900 after deducting underwriting discounts and offering commissions, fees, and expenses. As disclosed in the Company’s Form S-1, the Company used the proceeds to pay off the Second Lien Notes totaling $85,000 with the remainder to be used for working capital and general corporate purposes. As part of the offering, the Company’s then majority stockholder, Charlesbank, sold 2,700,000 shares to the public. On February 2, 2007, the underwriters exercised the overallotment option to purchase 1,770,000 additional shares owned by Charlesbank. The Company did not receive any of the proceeds from the shares of common stock sold by Charlesbank.

Contractual Obligations

As of December 31, 2006, there were no material changes in the Company’s contractual obligations as disclosed in the Company’s Form S-1. Upon the closing of the Company’s initial public offering, the Company’s agreement for management and advisory services with Charlesbank was terminated.

Off-Balance Sheet Arrangements

As of December 31, 2006, the Company did not have any off-balance sheet arrangements other than the operating lease commitments in the contractual obligations table as disclosed in the Company’s Form S-1.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS 123 (Revised), Share-Based Payment (SFAS 123(R)). SFAS 123(R) replaces SFAS 123, Accounting for Stock-based Compensation, as amended by SFAS 148, Accounting for Stock-based Compensation—Transition and Disclosure, and supersedes Accounting Principles Board No. 25, Accounting for Stock Issued to Employees. The new statement requires companies to recognize expenses for stock-based compensation in the statement of income and was adopted by the Company on July 1, 2006. Because no stock options were issued by, nor were there any outstanding for the Company as of December 31, 2006, the adoption of SFAS 123(R) did not have any impact on the Company’s consolidated financial statements. Due to the issuance of stock options subsequent to December 31, 2006, the Company is currently in the process of assessing the impact that SFAS 123(R) may have on its future consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – and interpretation of FASB Statement No. 109” (FIN 48). FIN 48 requires companies to determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefits can be recorded in the financial statements. This interpretation also provides guidance on depreciation, classification, accounting in interim periods, and expanded disclosure requirements. FIN 48 is effective for the Company in the first quarter of fiscal 2008. The Company is currently in the process of assessing the impact that FIN 48 may have on its future consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (SAB 108), which provides guidance on quantifying and evaluating the materiality of unrecorded misstatements. SAB 108 is effective for the Company’s fiscal year beginning July 1, 2007. The Company is currently in the process of assessing the impact that SAB 108 may have on its future consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The interest payable on borrowings under the Company’s credit agreements is based on variable interest rates and is therefore affected by changes in market interest rates. If the weighted average interest rate on the Company’s variable rate indebtedness rose 79 basis points (a 10.0% change from the calculated weighted average interest rate as of December 31, 2006, after giving effect to the use of proceeds from the Company’s initial public offering), assuming no change in the Company’s outstanding balance under its revolving credit facility and $45,000,000 first lien term loan, the Company’s annualized income before taxes and cash flows from operating activities would decline by approximately $628,000. If the weighted average interest rate on the Company’s variable rate indebtedness decreased 79 basis points (a 10.0% change from the calculated weighted average interest rate as of December 31, 2006, after giving effect to the use of proceeds from the Company’s initial public offering to pay off the second lien term loans), assuming no change in the Company’s outstanding balance under its revolving credit facility and $45,000,000 first lien term loan, the Company’s annualized income before taxes and cash flows from operating activities would increase by approximately $628,000. The Company does not engage in financial transactions for trading or speculative purposes.

Item 4.	Controls and Procedures

The management of the Company, including the Chief Executive Officer and the Chief Financial Officer, have evaluated the effectiveness of the Company’s controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of December 31, 2006. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, including the accumulation and communication of disclosures to the Company’s Chief Executive Officer and Chief Financial Officer, are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are a party to legal proceedings and claims arising in the ordinary course of business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.

Item 1A.	Risk Factors

Our operations and financial results are subject to various risks and uncertainties that could materially adversely affect our business, financial condition, results of operations and the trading price of our common stock.

Risks Relating to Our Business

The outbreak of an infectious disease within an animal population could have a significant adverse effect on our business and results of operations.

An outbreak of disease affecting animals, such as foot-and-mouth disease, avian flu and bovine spongiform encephalopathy, commonly referred to as “mad cow disease,” could result in the widespread destruction of affected animals and consequently result in a reduction in demand for animal health products, such as our pharmaceuticals, biologicals, and medicated additives, which represent a significant portion of our fiscal 2006 net sales. In addition, outbreaks of or concerns about these or other diseases could create unfavorable publicity that may have a material adverse effect on consumer demand for meat, dairy and poultry products, and, as a result, on our customers’ demand for the products we distribute. The outbreak of a disease among the companion animal population could cause a reduction in the demand for companion animals, which, in turn, could adversely affect our business.

Our inability to maintain relationships with manufacturers could have a material adverse effect on our business, financial condition and results of operations.

We distribute more than 35,000 products sourced from more than 1,500 manufacturers. We currently do not manufacture any of our products and are dependent on manufacturers for our supply of products. Our top 10 manufacturers supplied products that accounted for approximately 60% of our purchases in fiscal 2006, and one manufacturer, Pfizer, Inc., or Pfizer, accounted for approximately 26% of our purchases.

Our ability to sustain our gross margins has been, and will continue to be, dependent in part upon our ability to obtain favorable terms and access to new and existing products from our manufacturers. These terms may be subject to changes from time to time by manufacturers. Any such changes could adversely affect our net sales and operating results. We do not have long-term written agreements with our manufacturers. Most of our agreements with manufacturers are for one-year periods, and in some cases, we do not have any contract with our manufacturers. Upon expiration, we may not be able to renew our existing agreements on favorable terms, or at all. If we lose the right to distribute products under such agreements, we may lose access to certain products and thus lose a competitive advantage. Potential competitors could sell products from manufacturers that we fail to continue with and erode our market share. The loss of one or more of our large manufacturers, a material reduction in their supply of products to us or material changes in the payment or pricing terms we obtain from them could have a material adverse effect on our business, financial condition and results of operations.

Some of our manufacturers may decide to compete with us in the future by pursuing or increasing their efforts in direct marketing and sales of their products. These manufacturers could sell their products at lower prices and maintain a higher gross margin on their product sales than we can. In this event, veterinarians or animal owners may elect to purchase animal health products directly from these manufacturers. Increased competition from any manufacturer of animal health products could significantly reduce our market share and adversely impact our financial results.

In addition, we may not be able to establish or maintain relationships with key manufacturers in the animal health products industry if we have established relationships with competitors of these key manufacturers. Our inability to establish or maintain such relationships could have a material adverse effect on our net sales or gross profit.

An adverse change in manufacturer rebates or our inability to meet applicable rebate targets could materially and negatively affect our business.

The terms under which we purchase products from many manufacturers of animal health products entitle us to receive a rebate based on the attainment of various goals, including certain growth goals and sales targets. Rebates have a material impact on our profitability. We cannot assure you as to the amount of rebates that we will receive in any given year. Factors outside of our control, such as customer preferences or manufacturer supply issues, can have a material impact on our ability to achieve the growth goals established by our manufacturers, which may reduce the amount of rebates we receive. Many rebates apply at a rate determined in the contract (based on the goals set out in the contract) from the first dollar, so that if we materially miss a sales estimate it could cause us to reverse prior rebate accruals from prior quarters.

Manufacturers may adversely change the terms of some or all of these rebate programs. Changes to any rebate program initiated by our manufacturers may have a material adverse effect on our gross profit and operating results in any given quarter or year. Manufacturers may reduce or eliminate the amount of rebates offered under their programs, or increase the growth goals or other conditions we must meet to earn rebates to levels that we are unable to achieve. The occurrence of any of these events could have an adverse impact on our profitability.

Our quarterly operating results may fluctuate due to factors outside of management’s control.

Our quarterly operating results may significantly fluctuate, and you should not rely on them as an indication of our future results. Our future net sales and results of operations may significantly fluctuate due to a combination of factors, many of which are outside of management’s control. The most important of these factors include:

•	manufacturer rebates based upon attaining certain growth goals;

•	changes in the way manufacturers introduce products to market;

•	the recall of a significant product by one of our manufacturers;

•	seasonality;

•	changes in customer demands;

•	changes in climate (e.g., droughts);

•	fluctuations in commodity prices;

•	the impact of general economic trends on our business;

•	increases in reserves for bad debts; and

•	competition.

For example, our rebates have historically been highest during the quarter ended December 31, since most of the manufacturers’ rebate programs were designed to include targets to be achieved during the calendar year. In addition, our net sales have historically been seasonal, with peak sales in our second and fourth fiscal quarters.

We may be unable to reduce operating expenses quickly enough to offset any unexpected shortfall in net sales. If we have a shortfall in net sales without a corresponding reduction to our expenses, operating results may suffer. Our operating results for any particular quarter may not be indicative of future operating results. You should not rely on quarter-to-quarter comparisons of results of operations as an indication of our future performance.

Loss of key personnel could adversely affect our operations.

We are currently dependent to a significant degree upon the ability and experience of our senior executives, including President and Chief Executive Officer James Robison, Senior Vice President and Chief Operating Officer Greg Eveland and Senior Vice President and Chief Financial Officer William Lacey. We currently have employment agreements with these executives that contain non-competition restrictions following termination of employment. The loss of any of these senior executives could adversely affect our ability to conduct our operations or to achieve growth through acquisitions. See “Management” in our Form S-1.

In addition, we are dependent upon division presidents and our sales representatives to market and sell our products and provide our services. These individuals develop relationships with our customers that could be damaged if these employees are not retained. Any failure on our part to hire, train and retain a sufficient number of qualified sales representatives would harm our business.

The loss of products or delays in product availability from one or more manufacturers could substantially harm our business.

We generally purchase products from our manufacturers through purchase orders rather than through long-term supply agreements. There can be no assurance, however, that our manufacturers will be able to meet their obligations under these purchase orders or that we will be able to compel them to do so. We face the following risks by relying on manufacturers:

•

Some of our manufacturers are subject to ongoing periodic unannounced inspection by regulatory authorities, including the FDA, the USDA, the EPA, the DEA and other federal and state agencies for compliance with strictly enforced regulations. We do not have control over our manufacturers’ compliance with these regulations and standards. Violations by our manufacturers could potentially lead to interruptions in our supply that could lead to lost sales to competitive products that are more readily available.

•

If a purchase order cannot be filled or a certain product line is discontinued or recalled, then we would not be able to continue to offer our customers the same breadth of products. Our sales and operating results would likely suffer unless we were able to find an alternate supply of a similar product.

•

Agreements may commit us to certain minimum purchase levels or other spending obligations. It is possible we will not be able to meet such obligations, which would create an increased drain on our financial resources and liquidity.

•

If market demand for our products increases suddenly, our current manufacturers might not be able to fulfill our commercial needs, which may result in substantial delays in meeting market demand. If we generate more demand for a product than one of our manufacturers is capable of handling, we could experience large backorders and potentially lost sales to competitive products that are more readily available.

•

We may not be able to control or adequately monitor the quality of products we receive from our manufacturers. Poor quality products could damage our reputation with our customers or subject us to potential legal liability to such customers.

Potential problems with manufacturers such as those discussed above could substantially decrease sales of our products, lead to higher costs and damage our reputation with our customers.

Our market is highly competitive. Failure to compete successfully could have a material adverse effect on our business, financial condition and results of operations.

The sale and distribution of animal health products is highly competitive, continually evolving and subject to technological change. We compete directly with both geographically diverse and regional, broad-line animal health products distributors, as well as companies that specialize in distributing primarily ethical drug products to veterinarians and over-the-counter drugs directly to animal owners and other end users. Additionally, certain manufacturers currently compete through the direct marketing of products, and other manufacturers may decide to do so in the future. We compete with numerous manufacturers and distributors based on customer relationships, service and delivery, product selection, price and e-commerce capabilities. Some of our competitors may have greater financial and other resources than we do. Many of our competitors have comparable product lines or distribution strategies that directly compete with ours. Our competitors could obtain exclusive rights to distribute certain products, eliminating our ability to distribute those products. Most of our products are available from several sources, including other distributors and manufacturers, and our customers typically have relationships with several distributors and manufacturers. Because we generally do not have long-term contracts with our customers, our customers could buy products from our competitors. If we do not compete successfully against these organizations, it could have a material adverse effect on our business, financial condition and results of operations. Our primary competitors, excluding manufacturers, include the following and other national, regional, local and specialty distributors: Butler Animal Health Supply, LLC, IVESCO, LLC (Iowa Veterinary Supply), Lextron, Inc., MWI Veterinary Supply, Inc., Professional Veterinary Products, Ltd. and Webster Veterinary Supply, a division of Patterson Companies, Inc.

Changes in consumer preferences could adversely affect our business.

The demand for production animal health products is heavily dependent upon consumer demand for beef, dairy, poultry and swine. The food industry in general is subject to changing consumer trends, demands and preferences. Trends within the food industry change often and our failure to anticipate, identify or react to changes in these trends could lead to, among other things, reduced demand and price reductions for our animal health products, and could have a material adverse effect on our business. Moreover, even if we do anticipate and identify these trends, we may be unable to react effectively. For example, changes in consumer diets may negatively affect consumer demand for beef, dairy, poultry and/or swine, and therefore reduce the demand for our production animal health products. During previous downturns in these markets, we experienced prolonged declines in sales and profitability.

Consolidation in the animal health products industry may decrease our net sales and profitability.

Consolidation in the animal health products industry could result in existing competitors increasing their market share, which could give them greater pricing power, decrease our net sales and profitability and increase the competition for our customers. Consolidation of the highly fragmented customer base in the animal health products market could also make it easier for manufacturers to sell their products directly to customers, which would decrease our net sales and profitability. In addition, as individual customers grow in size through consolidation, the loss of any one of them would have an increasingly adverse effect on our net sales and profitability. Furthermore, as our current customers consolidate, their management teams are more likely to change, which could result in changes in purchase practices and potentially result in the loss of such customers’ business.

Our substantial indebtedness could adversely affect our financial condition and ability to fulfill our debt obligations and otherwise adversely impact our business and growth prospects.

As of December 31, 2006, and after giving effect to the anticipated use of the net proceeds from our initial public offering, we had outstanding indebtedness under our credit agreements of approximately $134.4 million. Our substantial indebtedness could have important consequences to you. For example, it could:

•	make it more difficult for us to satisfy our obligations with respect to our revolving credit facility, term loan indebtedness and other current and future indebtedness;

•	increase our vulnerability to adverse economic and industry conditions;

•

require us to dedicate a substantial portion of our cash flow from operations to the payment of our indebtedness, thereby reducing the availability of cash to fund working capital and capital expenditures and for other general corporate purposes;

•	restrict us from making strategic acquisitions and exploiting business opportunities;

•	place us at a disadvantage compared to our competitors that have less debt; and

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate.

Furthermore, all of our indebtedness bears interest at floating rates. We do not currently hedge exposure related to our floating rate debt. If these rates were to increase significantly, our ability to borrow additional funds may be reduced and the risks related to our substantial indebtedness would intensify.

Our ability to make payments on and refinance our indebtedness, and to fund our operations, working capital and capital expenditures, depends on our ability to generate cash in the future. We cannot assure you that our business will generate sufficient cash flow or that future borrowings will be available to us in an amount sufficient to enable us to pay amounts due on our indebtedness or to fund our other liquidity needs. If we do not generate sufficient cash flow, and additional borrowings or refinancings or proceeds of asset sales are not available to us, we may not have sufficient cash to enable us to meet all of our obligations.

In addition, the agreements governing our indebtedness include certain covenants that, among other things, restrict our ability to incur additional indebtedness, make certain payments, sell assets, enter into certain transactions with affiliates and create liens. Moreover, certain of these agreements require us to maintain specified financial ratios. These and other covenants in our current and future agreements may restrict our ability to fully pursue our business strategies and adversely affect our growth prospects. Our ability to comply with such covenants may be affected by changes in our operating and financial performance, changes in general business and economic conditions, adverse regulatory developments or other events beyond our control. The breach of any of these covenants could result in a default under our indebtedness, which could cause those and other obligations to become due and payable.

We could face considerable business and financial risk in implementing our acquisition strategy.

As part of our growth strategy, from time to time we consider acquiring complementary businesses. We regularly engage in discussions with respect to possible acquisitions. We cannot assure you that we will be successful in consummating future acquisitions on favorable terms or at all. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and an increase in amortization expenses related to intangible assets, which could have a material adverse effect upon our business.

Acquisitions involve a number of risks relating to our ability to integrate an acquired business into our existing operations. The process of integrating the operations of an acquired business, particularly its personnel, could cause interruptions to our business. Some of the risks we face include:

•

the need to spend substantial operational, financial and management resources in integrating new businesses, technologies and products, and difficulties management may encounter in integrating the operations, personnel or systems of acquired businesses;

•	retention of key personnel, customers and manufacturers of the acquired business;

•

the occurrence of a material adverse effect on our existing business relationships with customers or manufacturers, or both, resulting from future acquisitions or business combinations could lead to a termination of or otherwise affect our relationships with such customers or manufacturers;

•	impairments of goodwill and other intangible assets; and

•	contingent and latent risks associated with the past operations of, and other unanticipated costs and problems arising in, an acquired business.

The risks associated with acquisitions could have a material adverse effect upon our business.

If we fail to comply with or become subject to more onerous government regulations, our business could be adversely affected.

The animal health products industry is subject to changing political and regulatory influences. Both state and federal government agencies regulate the distribution of certain animal health products and we are subject to regulation, either directly or indirectly, by the Food and Drug Administration, or FDA, the United States Department of Agriculture, or USDA, the Environmental Protection Agency, or EPA, the Drug Enforcement Administration, or DEA, the Department of Transportation and state boards of pharmacy as well as comparable state and foreign agencies. The regulatory stance these agencies take could change. In addition, our manufacturers are subject to regulation by the FDA, the USDA, the EPA, the DEA as well as other federal and state agencies, and material changes to the applicable regulations could affect our manufacturers’ ability to manufacture certain products, which could adversely impact our product supply. In addition, some of our customers may rely, in part, on farm and agricultural subsidy programs. Changes in the regulatory positions that impact the availability of funding for such programs could have an adverse impact on our customers’ financial positions, which could lead to decreased sales of our products to them.

We strive to maintain compliance with these laws and regulations. If we are unable to maintain or achieve compliance with these laws and regulations, we could be subject to substantial fines or other restrictions on our ability to provide competitive distribution services, which could have an adverse impact on our financial condition.

We cannot assure you that existing laws and regulations will not be revised or that new, more restrictive laws will not be adopted or become applicable to us or the products that we distribute. We cannot assure you that the manufacturers of products that may become subject to more stringent laws will not try to recover any or all increased costs of compliance from us by increasing the prices at which we purchase products from them, or, that we will be able to recover any such increased prices from our customers. We also cannot assure you that our business and financial condition will not be materially and adversely affected by future changes in applicable laws and regulations. See “Business—Government regulation” in our Form S-1.

We may be subject to product liability and other claims in the ordinary course of business.

We distribute products that are manufactured exclusively by third parties. As a result, we have no control over the manufacturing process and face the risk of product liability and other claims in the ordinary course of business. We maintain insurance policies, and in many cases we have indemnification rights against such claims from the manufacturers of the products we distribute. However, our ability to recover under insurance or indemnification arrangements is subject to the terms of such arrangements and the financial viability of the insurers and manufacturers. We cannot assure you that our insurance coverage or the manufacturers’ indemnity will be available or sufficient in any future cases brought against us.

Failure to manage growth could have a material adverse effect on our business.

Over the past six years, our net sales have grown by approximately 9.7% annually from $359.1 million in fiscal 2001 to $571.2 million in fiscal 2006. During that same period we have significantly expanded our operations in the United States. Our number of full-time employees increased by approximately 144 individuals during that period.

Our continued future success depends on, among other things, our ability to implement and/or maintain:

•	sales and marketing programs;

•	customer service levels;

•	current and new product and service lines;

•	manufacturer relationships;

•	technological support which equals or exceeds our competitors;

•	recruitment and training of new personnel; and

•	operational and financial control systems.

Our ability to successfully offer products and services and implement our business plan requires an effective planning and management process. We expect that we will need to continue to improve our financial and managerial controls, reporting systems and procedures and to expand the training of our employees. While we believe our current systems have sufficient capacity to meet our projected needs, we may need to increase the capacity of our current systems to meet additional or unforeseen demand.

If we are not able to manage our growth, our customer service quality could deteriorate, which could result in decreased sales or profitability. Also, the cost of our operations could increase faster than growth in our net sales, negatively impacting our profitability.

Operational problems at our central replenishment and distribution facility or any of our distribution locations could have a material adverse effect on our business, financial condition and results of operations.

Approximately 56% of the dollar volume of our product sales flow through our central replenishment and distribution facility in Memphis, Tennessee. Unforeseen or recurring operational problems at this facility or any of our other distribution facilities could impair or disrupt our ability to deliver our products to our customers in a timely manner, and could have a material adverse effect upon our customer relationships, business, financial condition and results of operations. Although we do carry property insurance, which may protect us in the event of certain inventory losses, we do not carry business interruption insurance. Therefore, we will not be compensated for certain losses that may occur as a result of a major disruption to our facilities. Disruptions at any of our facilities could be caused by:

•	maintenance outages;

•	prolonged power failures or reductions;

•	disruptions in the transportation infrastructure, including railroad tracks, bridges, tunnels or roads;

•	fires, floods, earthquakes or other catastrophic disasters;

•	labor difficulties; or

•	other operational problems.

If third parties claim that we infringe upon their intellectual property rights, our operating profits could be adversely affected.

We face the risk of claims that we have infringed third parties’ intellectual property rights, including trademarks, trade dress, and patents. Third parties may claim that our proprietary branded products infringe their trademarks and/or trade dress; that our consultative services infringe a patented machine, process, or business method; and/or that our products infringe such third parties’ patented animal health products. We have not conducted an independent review of trademarks or patents issued to third parties. The large number of trademarks and patents, the rapid rate of new trademark and patent issuances, the complexities of the technology involved in patents and uncertainty of litigation increase the risk of business assets and management’s attention being diverted to intellectual property litigation.

Any claims of patent or other intellectual property infringement, even those without merit, could:

•	be expensive and time consuming to defend;

•	cause us to cease making, licensing or using products or services that incorporate the challenged intellectual property;

•	require us to redesign, reengineer, or rebrand our products or packaging, if feasible;

•	divert management’s attention and resources; or

•	require us to enter into royalty or licensing agreements in order to obtain the right to use a third party’s intellectual property.

Any royalty or licensing agreements, if required, may not be available to us on acceptable terms or at all. A successful claim of infringement against us could result in our being required to pay significant damages, enter into costly license or royalty agreements, or stop the sale of certain products, any of which could have a negative impact on our operating profits and harm our future prospects.

Our intellectual property rights may be inadequate to protect our business.

We attempt to protect our intellectual property rights through a combination of patent, trademark, copyright and trade secret laws, as well as licensing agreements and third-party nondisclosure and assignment agreements. Our failure to obtain or maintain adequate protection of our intellectual property rights for any reason could have a material adverse effect on our business.

We rely on our trademarks, trade names, and brand names to distinguish our proprietary branded products and services from the products and services of our competitors, and have registered or applied to register many of these trademarks. We cannot assure you that our trademark applications will be approved. Third parties may also oppose our trademark applications, or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our proprietary branded products and services, which could result in loss of brand recognition, and could require us to devote resources to advertise and market new brands. Further, we cannot assure you that competitors will not infringe upon our trademarks, or that we will have adequate resources to enforce our trademarks.

We also rely on unpatented proprietary technology. It is possible that others will independently develop the same or similar technology or otherwise obtain access to our unpatented technology. To protect our trade secrets and other proprietary information, we require employees, consultants, advisors and collaborators to enter into confidentiality agreements. We cannot assure you that these agreements will provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information.

If we are unable to maintain the proprietary nature of our technologies, we could be materially adversely affected.

The patent we own could be challenged, invalidated or circumvented by others and may not be of sufficient scope or strength to provide us with any meaningful protection or commercial advantage. Further, we cannot assure you that competitors will not infringe upon our patent, or that we will have adequate resources to enforce our patent.

If our proprietary branded products infringe on the intellectual property rights of others, we may be required to indemnify our customers for any damages they suffer.

Third parties may assert infringement claims against our customers. These claims may require us to initiate or defend protracted and costly litigation on behalf of our customers, regardless of the merits of these claims. If any of these claims succeed, we may be forced to pay damages on behalf of our customers or may be required to obtain licenses for the products they use. If we cannot obtain all necessary licenses on commercially reasonable terms, our customers may be forced to stop using our products.

We are subject to significant environmental regulation and environmental compliance expenditures and liabilities.

We are subject to environmental, health and safety laws and regulations concerning, among other things, air and wastewater discharges, the generation, handling, storage, transportation and disposal of pesticides, hazardous waste and toxic substances. Pursuant to some of these laws and regulations, we are required to obtain permits from governmental authorities for certain operations. We incur costs to comply with such laws, regulations and permits, and we cannot assure you that we have been or will be at all times in complete compliance with such laws, regulations and permits. If we violate or fail to comply with these laws, regulations or permits, we could be fined or otherwise sanctioned by regulators. We could also be responsible for costs incurred relating to contamination at our third party waste disposal sites or relating to damages incurred as a result of human exposure to such substances or other environmental damage caused by our operations or our disposal of waste. In addition, our past and present ownership or operation of real property that is contaminated with hazardous or toxic substances could also result in an obligation to perform or pay for a clean-up or other damages, regardless of whether we knew of or were responsible for such contamination.

Environmental, health and safety laws and regulations are complex, change frequently and have tended to become more stringent over time. We cannot assure you that our costs and liabilities relating to these current and future laws will not adversely affect our business or profitability.

Performance problems with our information systems could damage our business.

We currently process all customer transactions and data at our facilities in Westlake, Texas. Although we have safeguards for emergencies, including, without limitation, back-up systems, the occurrence of a major catastrophic event or other system failure at any of our distribution facilities could interrupt data processing or result in the loss of stored data. This may result in the loss of customers or a reduction in demand for our services. Only some of our systems are fully redundant and we do not carry business interruption insurance. If a disruption occurs, our profitability and results of operations could suffer. Our information systems are dependent on third party software, global communications providers, telephone systems and other aspects of technology and Internet infrastructure that are susceptible to failure. While we have implemented security measures and some redundant systems, our customer satisfaction and our business could be harmed if we or our manufacturers experience any system delays, failures, loss of data, outages, computer viruses, break-ins or similar disruptions.

We may be required to record a charge to earnings if our goodwill or other intangible assets become impaired.

Our balance sheet includes goodwill and other intangible assets. As of December 31, 2006, such amounts totaled approximately $131.7 million. A significant decline in the fair value of the Company could cause impairment of goodwill and other intangible assets. Under generally accepted accounting principles in the United States, if impairment of our goodwill or other intangible assets is determined, we will be required to record a charge to earnings in the period of such determination.

We and our chief executive officer are subject to an SEC cease-and-desist order.

On June 28, 2006, we and our chief executive officer, James Robison, agreed to a settlement with the SEC. Without admitting or denying the allegations, we and Mr. Robison each agreed to consent to the entry of an order to cease and desist from committing or causing any violations and any future violations of certain antifraud provisions set forth in Section 17(a) of the Securities Act, violation of the Exchange Act’s reporting, recordkeeping and internal accounting controls provisions and violation of the Exchange Act’s financial record falsification and internal accounting controls circumvention prohibitions, set forth in Sections 13(a) and 13(b) of the Exchange Act and the rules and regulations thereunder. See “Management—Supplemental disclosure” in our Form S-1.

Risks related to the common stock and our capital structure

We cannot assure you what the market price for our common stock will be in the future.

We cannot predict the extent to which investor interest in our common stock will be sustained. The lack of a trading market may result in limited research coverage by securities analysts. Prices for the shares of our common stock are determined in the market and may be influenced by many factors, including the depth and liquidity of the market for our common stock, investor perception of our business, profit margins in the animal health products industry generally and general economic and market conditions.

In addition, the stock market in general, and the Nasdaq Global Market in particular, have experienced substantial price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of particular companies affected. These broad market and industry factors may materially harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of certain companies’ securities, securities class-action litigation has been instituted against these companies. Such litigation, if instituted against us, could adversely affect our business and results of operations.

If securities or industry analysts do not publish research or reports about our business, or if they adversely change their recommendations regarding our stock, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research reports and opinions that securities or industry analysts publish about our business. We do not currently have and may never obtain research coverage by these analysts. Investors have numerous investment opportunities and may limit their investments to publicly traded companies that receive thorough research coverage. If no analysts commence coverage of us or if one or more analysts cease to cover us or fail to publish reports in a regular manner, we could lose visibility in the financial markets, which could cause a significant and prolonged decline in our stock price due to lack of investor awareness.

In the event that we do not obtain analyst coverage, or if one or more of the analysts downgrade our stock or comment negatively about our prospects or the prospects of other companies operating in our industry, our stock price could decline significantly. There is no guarantee that the equity research organizations affiliated with the underwriters of our initial public offering will elect to initiate or sustain research coverage of us, nor whether such research, if initiated, will be positive towards our stock price or our business prospects.

Future sales of our shares could adversely affect the market price of our common stock.

Immediately following our initial public offering, Charlesbank and our employees held approximately 44.2% of our outstanding shares. No stockholder will be contractually prohibited from selling these shares following the 180-day lock-up period after the initial public offering. This lock-up period is subject to extension under certain circumstances, as described in “Underwriting” in our Form S-1. The stockholders may also transfer these shares prior to the expiration of the lock-up period pursuant to the limited circumstances described in “Underwriting” in our Form S-1 including with the consent of the underwriters. In addition, after the expiration of the lock-up period, we will not be contractually prohibited from issuing and selling additional shares of our common stock. Any sale by us or our current stockholders of our common stock in the public market, or the perception that sales could occur, could adversely affect the prevailing market price for our common stock.

Following our initial public offering, substantially all of the holders of our common stock prior to the offering have rights, subject to some limited conditions, to demand that we file a registration statement on their behalf to register their shares or that we include their shares in a registration statement that we file on our behalf or on behalf of other stockholders. If such demand rights are exercised pursuant to the terms and conditions of the registration rights agreement and we are required to file an additional registration statement, we will incur significant expenses in connection with the filing of such registration statement. Additionally, the filing of an additional registration statement at the request of the stockholders may divert the attention of our senior management from our business operations. See “Description of capital stock—Registration rights” in our Form S-1.

Our directors and certain significant stockholders will exercise significant control over us.

Immediately following our initial public offering, our directors and significant stockholders, including Charlesbank, collectively controlled approximately 35.4% of our outstanding common stock. As a result, these stockholders will be able to influence our management and affairs and all matters requiring stockholder approval in ways that may not align with your interest as a stockholder, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of us even if beneficial to you as a stockholder and might affect the market price of our common stock.

We may require additional capital in the future, which may not be available to us. Issuances of our equity securities to provide this capital may dilute your ownership in us.

We may need to raise additional funds through public or private debt or equity financings in order to:

•	take advantage of expansion opportunities;

•	acquire complementary businesses or technologies;

•	develop new services and products; or

•	respond to competitive pressures.

Any additional capital raised through the issuance of our equity securities may dilute your percentage ownership interest in us. Furthermore, any additional financing we may need may not be available on terms favorable to us or at all. The unavailability of needed financing could adversely affect our ability to execute our growth strategy.

It is unlikely that we will pay dividends, and therefore you may not receive any return on your investment without selling your shares.

We currently intend to retain any future earnings for funding the growth of our business and repayment of existing indebtedness, and therefore, we do not currently anticipate declaring or paying cash dividends on our common stock. In addition, our credit agreements restrict us from paying such dividends.

We will incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time and expense to various compliance issues.

As a newly publicly-traded company, we will incur substantial additional legal, accounting and other expenses that we did not incur as a private company as a result of the reporting requirements of the Exchange Act, as amended, or the Exchange Act. In addition, the Sarbanes-Oxley Act of 2002, along with rules promulgated by the Securities and Exchange Commission and the Nasdaq Global Market, where our stock will trade, have imposed significant new requirements on public companies, including many changes involving corporate governance. Management and other company personnel will be required to devote a substantial amount of time to ensuring our compliance with these regulations. Accordingly, our legal and accounting expenses will significantly increase, and certain corporate actions will become more time-consuming and costly. For example, these regulations may make it more difficult to attract and retain qualified members of our board of directors and various corporate committees, and obtaining director and officer liability insurance will be more expensive.

Provisions in our certificate of incorporation and by-laws may deter third parties from acquiring us.

Our certificate of incorporation and by-laws contain provisions that may make the acquisition of us more difficult without the approval of our board of directors, including the following:

•	our board of directors is divided into three classes serving staggered three-year terms;

•	only our board of directors may call special meetings of our stockholders;

•	our stockholders may take action only at a meeting of our stockholders and not by written consent;

•	we have authorized undesignated preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval;

•	stockholder approval of amendments of our certificate of incorporation or by-laws require a vote of 75% of our outstanding shares;

•	vacancies on the board of directors may be filled only by the directors;

•	our directors may be removed only for cause by the affirmative vote of the holders of 75% of the votes that all stockholders would be entitled to cast in the election of directors; and

•	we require advance notice for stockholder proposals.

These anti-takeover defenses could discourage, delay or prevent a transaction involving a change in control of us. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and cause us to take other corporate actions that you desire.

Section 203 of the Delaware General Corporation Law may delay, defer or prevent a change in control that our stockholders might consider to be in their best interests.

We are subject to Section 203 of the Delaware General Corporation Law which, subject to certain exceptions, prohibits “business combinations” between a Delaware corporation and an “interested stockholder,” which is generally defined as a stockholder who becomes a beneficial owner of 15% or more of a Delaware corporation’s voting stock, for a three-year period following the date that such stockholder became an interested stockholder absent prior approval of our board of directors. Section 203 could have the effect of delaying, deferring or preventing a change in control that our stockholders might consider to be in their best interests.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from Registered Securities

As part of our initial public offering, we issued and sold 11,800,000 shares of our common stock that we registered under Form S-1, which was declared effective by the Securities and Exchange Commission on January 30, 2007 in an initial public offering at an offering price of $11 per share. On February 2, 2007, J.P. Morgan Securities, Inc., the book-running manager, and the other underwriters exercised the option to purchase an additional 1,770,000 shares of common stock from Charlesbank at the offering price of $11 per share less underwriting discounts and commissions.

The offering of the common stock resulted in gross proceeds to the Company of $100.1 million and net proceeds of approximately $90.9 million to the Company after deducting underwriting discounts and commissions of approximately $7.0 million and related offering costs of an estimated $2.2 million. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee service. Of the net proceeds from our initial public offering:

•

$40.0 million was used to repay amounts owed under our $40.0 million second lien term loan, which had a stated interest rate equal to LIBOR plus 8.25% per annum and which was scheduled to mature on June 30, 2011;

•

$45.0 million was used to repay amounts owed under our $45.0 million second lien term loan, which had a stated interest rate equal to LIBOR plus 7.0% per annum and which was scheduled to mature on September 25, 2012; and

•	The remaining net proceeds will be used for working capital and general corporate purposes, including potential acquisitions.

This expected use of the net proceeds represents our current intentions based upon our present plans and business condition. The amounts and timing of our actual expenditures will depend upon numerous factors, including cash flows from operations and the anticipated growth of our business. We will retain broad discretion in the allocation and use of our remaining net proceeds.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

On January 12, 2007, in connection with our initial public offering, our stockholders approved the following matters by written consent: (i) the adoption of the Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation to effect a 1.63576-for-1 split of our common stock to be effective prior to the closing of the initial public offering; (ii) the adoption of our Third Amended and Restated Certificate of Incorporation to provide for certain changes consistent with becoming a public company; (iii) the election of James C. Robison and Michael Eisenson to serve as Class I directors until the annual meeting of stockholders to be held in 2007 or until his earlier death, resignation or removal; (iv) the election of Brandon White and David W. Biegler to serve as Class II directors until the annual meeting of stockholders to be held in 2008 or until his earlier death, resignation or removal; (v) the election of Mark Rosen and Ronald G. Steinhart to serve as Class III directors until the annual meeting of stockholders to be held in 2009 or until his earlier death, resignation or removal; (vi) the adoption of our Amended and Restated By-laws to provide for certain changes consistent with our becoming a public company; (vii) the adoption of our Fourth Amended and Restated Certificate of Incorporation to eliminate the terms of our preferred stock outstanding to be effective upon the closing of the initial public offering; (viii) the adoption of our 2007 Stock Option and Incentive Plan; and (ix) the adoption of indemnification agreements with each of our directors and officers. All such actions were effected pursuant to an action by written consent of our stockholders pursuant to Section 228 of the Delaware General Corporation Law.

A total of 14,317,174 shares of our stock out of 15,229,670 shares issued and outstanding (on an as-if-converted basis and giving effect to the 1.63576-for-1 split of our common stock) voted in favor of these matters.

Item 5.	Other Information

None.

Item 6.	Exhibits

Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by James C. Robison, Chairman, President and Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by William F. Lacey, Senior Vice President and Chief Financial Officer

32.1	Section 1350 Certifications, executed by James C. Robison, Chairman, President and Chief Executive Officer, and William F. Lacey, Senior Vice President and Chief Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Animal Health International, Inc. (Registrant)

Date: March 7, 2007	/s/ William F. Lacey
William F. Lacey
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)