Form 10-Q
period 2007-03-31
Animal Health International, Inc.
filed 2007-05-02
CIK 1372813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-33273

ANIMAL HEALTH INTERNATIONAL, INC.

(Exact name of Registrant as specified in its charter)

Delaware	71-0982698
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7 Village Circle, Suite 200 Westlake, Texas	76262
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (817) 859-3000

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12b-2.)

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 16, 2007, 24,329,670 shares of the registrant’s common stock were outstanding.

ANIMAL HEALTH INTERNATIONAL

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2006

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Financial Statements

ANIMAL HEALTH INTERNATIONAL, INC.

Condensed Consolidated Balance Sheets

(In thousands, excluding share information)

	June 30, 2006	March 31, 2007
		(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$3,036	$4,708
Accounts receivable, net	70,178	74,851
Current portion of notes receivable	54	59
Income tax receivable	232	3,754
Merchandise inventories, net	71,679	92,449
Deferred income taxes	3,063	3,064
Prepaid expenses	1,520	2,271

Total current assets	149,762	181,156

Noncurrent assets:
Notes receivable, net of current portion	684	682
Property, plant, and equipment, net	16,045	17,299
Goodwill	59,939	75,101
Customer relationships	32,711	30,480
Noncompete agreements	2,791	2,490
Trademarks and trade names	26,260	26,360
Debt issue costs and other assets, net of accumulated amortization of $807 and $708, respectively	6,145	4,826

Total assets	$294,337	$338,394

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$65,077	$89,442
Accrued liabilities	18,100	15,632
Current portion of long-term debt	81,759	72,721

Total current liabilities	164,936	177,795

Noncurrent liabilities:
Long-term debt, net of current portion	55,875	45,516
Deferred lease incentives	1,964	1,978
Deferred income taxes	27,241	27,309

Total liabilities	250,016	252,598

Commitments and contingencies (note 12)

Redeemable preferred stock, par value $0.01 per share. Authorized 3,500,000 and 0 shares, respectively, and issued and outstanding 2,122,431 and 0 shares, respectively	47,500	—

Stockholders’ equity:

Preferred stock, par value $0.01 per share. Authorized 0 and 10,000,000 shares, respectively, and issued and outstanding 0 shares	—	—
Common stock, par value $0.01 per share. Authorized 15,000,000 and 90,000,000 shares, respectively, issued 2,259,991 and 24,329,670 shares, respectively, and outstanding 2,259,991 and 24,329,670 shares, respectively	23	243
Additional paid-in capital	(9,405)	128,555
Accumulated earnings (deficit)	6,446	(42,644)
Accumulated other comprehensive income (loss)	(243)	(358)

Total stockholders’ equity (deficit)	(3,179)	85,796

Total liabilities and stockholders’ equity (deficit)	$294,337	$338,394

See accompanying notes to condensed consolidated financial statements.

ANIMAL HEALTH INTERNATIONAL, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2006	2007	2006	2007
Net sales	$139,843	$153,874	$424,346	$469,855

Costs and expenses:
Direct cost of products sold (excludes depreciation and amortization)	114,111	124,828	338,926	376,504
Salaries, wages, commissions, and related benefits	10,854	12,572	32,694	36,600
Selling, general, and administrative	8,404	8,839	28,259	27,591
Depreciation and amortization	1,593	1,657	4,806	4,820

Operating income	4,881	5,978	19,661	24,340

Other income (expense):
Other income	159	132	410	434
Interest expense	(3,415)	(5,874)	(10,210)	(15,774)

Income before income taxes	1,625	236	9,861	9,000

Income tax expense	(529)	(127)	(3,193)	(3,591)

Net income	$1,096	$109	$6,668	$5,409
Dividend on preferred stock	(941)	—	(941)	(53,323)
Deemed dividend upon conversion of preferred stock	—	(95,227)	—	(95,227)
Preferred stock participation in undistributed earnings	(97)	(315)	(4,954)	(4,062)

Net income (loss) available to common shareholders	58	(95,433)	773	(147,203)

Earnings (loss) per share:
Basic	$0.03	$(5.71)	$0.38	$(21.00)

Diluted	$0.03	$(5.71)	$0.38	$(21.00)

Weighted average shares outstanding:
Basic	2,262	16,727	2,025	7,011
Diluted	2,262	16,727	2,025	7,011

See accompanying notes to condensed consolidated financial statements.

ANIMAL HEALTH INTERNATIONAL, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended March 31,
	2006	2007
Cash flows from operating activities:
Net income	$6,668	$5,409
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,806	4,820
Amortization of debt issue costs	607	2,084
(Gain) loss on sale of equipment	52	(2)
Deferred income taxes	102	68
Changes in assets and liabilities:
Accounts receivable	7,332	(211)
Merchandise inventories	(14,890)	(17,504)
Income taxes receivable/payable	(546)	(5,146)
Prepaid expenses	(407)	(638)
Accounts payable	1,817	20,281
Accrued liabilities and other	4,651	(1,424)

Net cash provided by operating activities	10,192	7,737

Cash flows from investing activities:
Purchase of property, plant, and equipment	(1,955)	(2,896)
Purchase of other assets	(838)	(421)
Business acquisitions, net of cash acquired (includes $1,151 of direct acquisition costs)	—	(17,312)
Purchase price adjustments	312	—
Proceeds from sale of equipment	65	177
Net changes in notes receivable	255	(6)

Net cash used for investing activities	(2,161)	(20,458)

Cash flows from financing activities:
Repayment of long-term debt	(2,027)	(112,065)
Borrowings of long-term debt	—	90,002
Net borrowings under revolving credit facility	(3,962)	224
Debt issue costs	(175)	(605)
Change in overdraft balances	(4,126)	688
Dividend on preferred stock	(941)	(53,323)
Dividend on common stock	—	(1,177)
Net proceeds from the issuance of common stock	26	90,680

Net cash provided by (used for) financing activities	(11,205)	14,424

Effect of exchange rate changes on cash and cash equivalents	51	(31)

Net increase (decrease) in cash and cash equivalents	(3,123)	1,672

Cash and cash equivalents, beginning of period	7,583	3,036

Cash and cash equivalents, end of period	$4,460	$4,708

See accompanying notes to condensed consolidated financial statements.

ANIMAL HEALTH INTERNATIONAL, INC.

Notes to condensed consolidated financial statements

(Dollars in thousands, except share and per share data)

(Unaudited)

(1) Organization

Animal Health International, Inc. (the Company), formerly known as Walco International Holdings, Inc., was incorporated in Delaware in May 2005. Through its wholly owned subsidiary, Walco International, Inc., the Company’s primary business activity is the sale and distribution of animal health products, supplies, services, and technology through operating divisions located throughout the United States and Canada. On June 30, 2005, the Company acquired Walco Holdings, Inc. (Predecessor).

On January 30, 2007, a Registration Statement on Form S-1 (Reg. No. 333-137656) initially filed on September 28, 2006, as amended (Form S-1), relating to the Company’s initial public offering of common stock was declared effective by the Securities and Exchange Commission. As a result, the Company issued 9,100,000 shares of common stock, which were subsequently sold to the public for $11.00 per share. The Company received net proceeds of $90,680 after deducting underwriting discounts and offering commissions, fees, and expenses. As part of the offering, the Company’s then majority stockholder, investment funds affiliated with Charlesbank Capital Partners LLC (Charlesbank), sold 2,700,000 shares to the public. On February 2, 2007, the underwriters exercised the overallotment option to purchase 1,770,000 additional shares owned by Charlesbank. The Company did not receive any of the proceeds from the shares of common stock sold by Charlesbank.

(2) Summary of significant accounting policies

(a) Basis of consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly, in all material respects, the results of the Company for the periods presented. These condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s audited financial statements for the years ended June 30, 2005 and 2006 in Form S-1. The results of operations for the three and nine months ended March 31, 2007 are not necessarily indicative of results to be expected for the entire fiscal year.

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

(c) Direct cost of products sold

Direct cost of products sold includes the cost of inventories, net of rebates, and inbound and outbound freight costs.

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

Concurrent with the effective date of the initial public offering, the Company issued options to purchase an aggregate of 749,300 shares under terms established by the 2007 Stock Option and Incentive Plan, which was adopted by the Company’s Board of Directors and approved by stockholders in January 2007. The Company reserved 2,500,000 shares of its common stock for the issuance of awards under the 2007 Option and Incentive Plan. The options vest over a four-year period, carry a ten-year term, and have an exercise price of $11.00 per share. Options are not performance based and vest with continued employment. Unexercised options may be forfeited in the event of termination of employment. No options were vested or exercised as of March 31, 2007.

No stock options were issued by, nor were there any outstanding for the Company prior to January 2007. As such, the Company adopted the fair-value-based method of accounting for SFAS 123(R) using the prospective method described in SFAS 148. The Company uses the Black-Scholes formula to estimate the value of stock options granted to employees and expects to continue to use this option valuation model. The Company includes a forfeiture estimate in the amount of compensation expense being recognized. The forfeiture estimate is based on historical employee turnover rates. The estimated fair value of the options is amortized to expense on a straight-line basis over the four-year vesting period. The following weighted average assumptions were used for the 2007 option grants: risk-free interest rate of 5.1%, dividend yield of 0%, annual volatility factor of the expected market price of the Company’s common stock of 21.6%, estimated forfeiture rate of 8.4%, and an expected life of the options of 4.5 years. Based on these assumptions, the 2007 options were valued at $2.87 per share. Total compensation expense for these options totals $2,154 ($1,295 net of income taxes) with $539 to be charged to compensation expense each year over the four-year vesting period ($324 net of income taxes). For the three and nine month periods ended March 31, 2007, compensation expense related to these options totaled $90 ($54 net of income taxes).

A summary of stock option activity is as follows:

	Options	Weighted average exercise prices	Weighted average fair value at grant date	Weighted average remaining contractual term (years)	Total intrinsic value
Balance at July 1, 2006	—	$—	$—
Granted	749,300	11.00	2.87
Exercised	—	—	—
Forfeited	10,000	11.00	2.87

Balance at March 31, 2007	739,300	$11.00	$2.87	9.8	$806

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

	Three Months Ended March 31		Nine Months Ended March 31
	2006	2007	2006	2007
Net income	$1,096	$109	$6,668	$5,409
Dividend on preferred stock	(941)	—	(941)	(53,323)
Deemed dividend upon conversion of preferred stock	—	(95,227)	—	(95,227)
Preferred stock participation in undistributed earnings	(97)	(315)	(4,954)	(4,062)

Net income (loss) available to common shareholders	$58	$(95,433)	$773	$(147,203)

Basic weighted average shares outstanding (in thousands)	2,262	16,727	2,025	7,011
Dilutive effect of stock options and warrants (in thousands)	—	—	—	—

Dilutive weighted average shares outstanding (in thousands)	2,262	16,727	2,025	7,011
Basic earnings (loss) per share	$0.03	$(5.71)	$0.38	$(21.00)

Diluted earnings (loss) per share	$0.03	$(5.71)	$0.38	$(21.00)

In compliance with EITF D-42, the Company has reflected the excess of the fair value of the common stock issued to the preferred stockholders to convert the preferred stock, over the carrying amount of the preferred stock, as a deemed dividend upon conversion of preferred stock.

All common stock equivalents are excluded from diluted earnings per share in the three and nine months ended March 31, 2007, as a result of the Company having a net loss available to common shareholders for those periods. In those periods, the common stock equivalents are anti-dilutive.

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

(3) Acquisitions

In October 2006, the Company acquired certain assets of Farm City Animal Supply, Inc. and all of the outstanding stock of Hawaii Mega-Cor., Inc. In November 2006, the Company acquired all of the outstanding stock of Paul E. Blackmer, D.V.M., Inc. In January 2007, the Company acquired all of the outstanding stock of Cattleman’s Supply, Inc. In March 2007, the Company acquired the business assets of Veterinarian’s Outlet of Sunnyside, Inc. The Company paid $17,487 in cash for these five acquisitions (the Acquisitions) (plus approximately $1,151 in direct acquisition costs) and issued $2,400 in notes payable to certain selling stockholders.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the dates of the Acquisitions. These preliminary purchase price allocations are based on a combination of third-party valuations and internal analyses and may be adjusted during the allocation period as defined in SFAS 141, Business Combinations.

Cash and cash equivalents	$1,326
Accounts receivable, net	4,493
Merchandise inventories, net	3,323
Prepaid expenses	119
Property, plant and equipment, net	607
Goodwill	15,162
Trademarks and trade names	100

Total assets acquired	25,130

Accounts payable	3,429
Accrued liabilities	621
Current portion of long-term debt	800
Long-term debt, net of current portion	1,642

Total liabilities assumed	6,492

Net assets acquired	$18,638

(4) Accounts receivable, net

	June 30 2006	March 31 2007
Trade accounts receivable	$63,187	$69,940
Vendor rebate receivables	7,729	5,304
Other receivables	340	497

	71,256	75,741

Less allowance for doubtful accounts	(1,078)	(890)

Accounts receivable, net	$70,178	$74,851

(5) Notes receivable

	June 30 2006	March 31 2007
Note receivable from Sparhawk Laboratories, Inc.	607	607
Other notes receivable	131	134

	738	741
Less current portion of notes receivable	(54)	(59)

Notes receivable	$684	$682

(6) Property, plant, and equipment, net

	June 30 2006	March 31 2007
Land	$3,905	$3,897
Buildings and improvements	5,227	5,164
Leasehold improvements	2,287	2,660
Construction in progress	369	1,067
Equipment:
Warehouse	1,086	1,313
Automotive	3,341	4,400
Office/software	2,528	3,113

	18,743	21,614
Less accumulated depreciation	(2,698)	(4,315)

Property, plant, and equipment, net	$16,045	$17,299

Depreciation expense was $749 and $812 for the three months ended March 31, 2006 and 2007, respectively, and $2,275 and $2,288 for the nine months ended March 31, 2006 and 2007, respectively.

(7) Goodwill and other intangible assets

	Gross Carrying amount	Accumulated amortization	Net Carrying amount
June 30, 2006:
Goodwill	$59,939	$—	$59,939
Customer relationships	35,685	(2,974)	32,711
Noncompete agreements	3,192	(401)	2,791
Trademarks and trade names	26,260	—	26,260

	$125,076	$(3,375)	$121,701

March 31, 2007:
Goodwill	$75,101	$—	$75,101
Customer relationships	35,685	(5,205)	30,480
Noncompete agreements	3,192	(702)	2,490
Trademarks and trade names	26,360	—	26,360

	$140,338	$(5,907)	$134,431

Amortization expense related to intangible assets totaled $844 and $845 for the three months ended March 31, 2006 and 2007, respectively, and $2,531 and $2,532 for the nine months ended March 31, 2006 and 2007 respectively. The estimated amortization expense for each of the next five years is $3,375 per year.

(8) Long-term debt

	June 30 2006	March 31 2007
Credit agreement—Revolving credit facility	$71,134	$71,358
Credit agreement—Term Note	26,500	—
Credit agreement—New Term Note	—	44,775
Credit agreement—Second Lien Notes	40,000	—
Other	—	2,104

	137,634	118,237
Less current portion	(81,759)	(72,721)

	$55,875	$45,516

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

The outstanding borrowings under the Revolver bear interest, at the Company’s option, as follows: (1) an interest rate per annum equal to the sum of (a) the greater of (i) the Prime Rate in effect on such day, and (ii) the Federal Funds Effective Rate in effect for such day plus 1/2% and (b) the applicable margin or (2) an interest rate per annum equal to the sum of (a) the product of (i) the LIBOR rate in effect for such Interest Period and (ii) the Statutory Reserves and (b) the applicable margin of 8.25%.

In February 2007, as disclosed in the Company’s Form S-1, the Company used the proceeds from its initial public offering to pay off the Second Lien Notes totaling $85,000 with the remainder used for working capital and general corporate purposes.

The Credit Agreements contain certain affirmative and negative covenants, which require, among other things, that the Company meet certain financial ratio covenants and limit certain capital expenditures. The most restrictive covenant relates to the creation or assumption of additional indebtedness. The Company was in compliance with all financial covenants at March 31, 2007.

(9) Preferred stock

As of March 31, 2007, the Company had one class of undesignated preferred stock authorized with no shares issued or outstanding. The Board of Directors of the Company may designate and issue preferred stock in one or more series. The Board of Directors can fix the rights, preferences and privileges of the shares of each series and any of its qualifications, limitations or restrictions.

Prior to January 30, 2007, the Company had one class of preferred stock outstanding, which class was converted into common stock in connection with the Company’s initial public offering. The remainder of information presented in this note describes the rights and preferences of the class of preferred stock that was outstanding prior to January 30, 2007.

Holders of Company redeemable preferred stock shall be entitled to receive dividends out of funds legally available at such times and in such amounts as are declared on or to be received by holders of outstanding shares of Company common stock, pro rata based on the number of shares of Company preferred stock and/or Company common stock held by each. The preferred stockholder participation rate in dividends is to be adjusted for any common stock splits or common stock dividends. Dividends shall not be cumulative. Upon any liquidation, dissolution or winding up of the Company, each holder of preferred stock shall be entitled to be paid in cash, before distributions to holders of common stock, an amount equal to the sum of (1) $22.38 plus (2) an amount equal to all declared but unpaid dividends on such shares of preferred stock plus (3) an amount necessary to generate an 8% internal rate of return plus (4) a pro rata portion of the assets and funds of the Company available for distribution to the Company’s stockholders after payment of items (1), (2), and (3) above. At any time, the Company may elect to redeem all or any portion of preferred stock. At any time on or after June 30, 2011, the holders of not less than a majority of the voting power of the outstanding shares of preferred stock may elect to have redeemed all or any portion of the originally issued and outstanding shares of preferred stock.

In September 2006, the Company paid an aggregate dividend of $53,323 to the holders of shares of our preferred stock and an aggregate dividend of $1,177 to the holders of shares of our common stock financed by the Company’s Revolver. A portion of the dividend on the preferred stock reduced the aggregate liquidation amount that is due to holders of outstanding preferred stock upon the liquidation, dissolution, or winding up of the Company, or, at the election of at least a majority of the shares of preferred stock, upon the closing of an extraordinary transaction, as defined.

On January 8, 2007, the Board of Directors approved a 1.63576-for-1 stock split of our common stock, which became effective on January 12, 2007. All share data has been retroactively adjusted to reflect this reverse split. The preferred stock participation rate was adjusted accordingly. On January 30, 2007, in connection with the Company’s initial public offering, each share of the Company’s preferred stock converted into 6.11337 shares of common stock.

(10) Related-party transactions

Effective June 30, 2005, the Company entered into an agreement with Charlesbank Capital Partners, LLC, an affiliate of the Company’s current majority stockholder, for the provision of management and advisory services. Upon the closing of the Company’s initial public offering, the Company’s agreement for management and advisory services with Charlesbank was terminated. Included in selling, general and administrative expense as a management fee was $62 and $21 for the three months ended March 31, 2006 and 2007, respectively, and $187 and $146 for the nine months ended March 31, 2006 and 2007, respectively.

The Company has property lease agreements with certain employees. The Company incurred related rent expense of $21 and $48 for the three months ended March 31, 2006 and 2007, respectively, and $63 and $106 for the nine months ended March 31, 2006 and 2007, respectively. The total future obligations outstanding at March 31, 2007, with respect to such leases are $431.

(11) Income taxes

The Company’s effective tax rate was 32.6% and 53.8% for the three months ended March 31, 2006 and 2007, respectively, and 32.4% and 39.9% for the nine months ended March 31, 2006 and 2007, respectively. The increase in the effective tax rate in the three and nine months ended March 31, 2007, as compared to the same periods in the prior year was primarily the result of a reduction of deferred tax liabilities driven by the lowering of a state tax in the prior year.

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

(13) Subsequent event

During April 2007, the Company entered into an interest rate swap agreement at an interest rate of 4.95% on $95,000 of its debt.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands, except share and per share data)

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

Although the Company believes that its expectations are based on reasonable assumptions within the bounds of the Company’s knowledge of its business and operations, the forward-looking statements contained in this Form 10-Q are neither promises nor guarantees; and the Company’s business is subject to significant risk and uncertainties and there can be no assurance that the Company’s actual results will not differ materially from the Company’s expectations. These forward looking statements include, but are not limited to, statements concerning current or future financial performance and position, management’s strategy, plans and objectives for future operations, and recognition of revenue. Factors which could cause actual results to differ materially from the Company’s expectations set forth in its forward-looking statements include, among others: (i) the outbreak of an infectious disease within an animal population, (ii) the Company’s inability to maintain relationships with manufacturers, (iii) an adverse change in manufacturer rebates or the Company’s inability to meet applicable rebate targets, (iv) loss of key personnel, (v) loss of products or delays in product availability, (vi) competition, (vii) changes in consumer preferences, (viii) consolidation in the animal health products industry, (ix) the Company’s substantial indebtedness, (x) the Company’s acquisition strategy, (xi) government regulations, (xii) products liability and other claims in the ordinary course of business, (xiii) failure to manage growth, (xiv) operational problems at the Company’s central replenishment and distribution facility, (xv) third party claims that the Company infringes upon their intellectual property, (xvi) the Company’s intellectual property rights may be inadequate to protect the Company’s business, and (xvii) other factors outside the control of Company management.

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

Acquisitions

In January 2007, the Company acquired Cattleman’s Supply, Inc. In March 2007, the Company acquired the business assets of Veterinarian’s Outlet of Sunnyside. These acquisitions serve to complement our sales in the dairy industry in the western continental United States.

Results of Operations

The following table summarizes the historical results of operations for the three and nine months ended March 31, 2007 and 2006, in dollars and as a percentage of net sales. The Company’s gross profit may not be comparable to other entities, since some entities include all of the costs related to their distribution network in cost of goods sold and others, like the Company, exclude a portion of these costs from direct cost of products sold and include them instead in selling, general, and administrative expenses, and salaries, wages, commissions, and related benefits.

	Three months ended March 31,		Nine months ended March 31,
	2006	2007	2006	2007
Net sales	$139,843	$153,874	$424,346	$469,855

Direct cost of products sold	114,111	124,828	338,926	376,504

Gross Profit	25,732	29,046	85,420	93,351

Selling, general, and administrative expenses (including salary, wages, commission, and related benefits)	19,258	21,411	60,953	64,191
Depreciation and amortization	1,593	1,657	4,806	4,820

Operating income	4,881	5,978	19,661	24,340

Other income (expense):
Other income	159	132	410	434
Interest expense	(3,415)	(5,874)	(10,210)	(15,774)

Income before income taxes	1,625	236	9,861	9,000

Income tax expense	(529)	(127)	(3,193)	(3,591)

Net income	$1,096	$109	$6,668	$5,409

Net sales	100.0%	100.0%	100.0%	100.0%
Direct cost of products sold	81.6%	81.1%	79.9%	80.1%

Gross Profit	18.4%	18.9%	20.1%	19.9%

Selling, general, and administrative expenses (includes salary, wages, commission, and related benefits)	13.8%	13.9%	14.4%	13.7%
Depreciation and amortization	1.1%	1.1%	1.1%	1.0%

Operating income	3.5%	3.9%	4.6%	5.2%
Other income (expense):
Other income	0.1%	0.1%	0.1%	0.1%
Interest expense	(2.4)%	(3.8)%	(2.4)%	(3.3)%

Income before income taxes	1.2%	0.2%	2.3%	2.0%
Income tax expense	(0.4)%	(0.1)%	(0.7)%	(0.8)%

Net income	0.8%	0.1%	1.6%	1.2%

Other data:
Field sales representatives	224	238	224	238

Three months ended March 31, 2007 compared to three months ended March 31, 2006

Net sales. Net sales increased $14,031, or 10.0%, to $153,874 for the three months ended March 31, 2007, from $139,843 for the three months ended March 31, 2006. The increase in net sales was primarily attributable to the addition of new customers, continued expansion into new territories, increased sales to existing customers, and the Acquisitions. The number of field sales representatives increased to 238 as of March 31, 2007, from 224 as of March 31, 2006. The increase in field sales representatives allowed the Company to expand into additional territories and attract new customers.

Gross profit. Gross profit increased $3,314, or 12.9%, to $29,046 for the three months ended March 31, 2007, from $25,732 for the three months ended March 31, 2006. Gross profit as a percentage of sales was 18.9% for the three months ended March 31, 2007, compared to 18.4% for the three months ended March 31, 2006.

Selling, general, and administrative expenses. Selling, general, and administrative expenses increased to $21,411 for the three months ended March 31, 2007, from $19,258 for the three months ended March 31, 2006. An increase in variable selling and distribution expenses driven by sales volume was responsible for the increase. This resulted in a slight increase in selling, general and administrative expenses as a percent of sales from 13.8% for the three months ended March 31, 2006, to 13.9% for the three months ended March 31, 2007.

Depreciation and amortization. Depreciation and amortization remained relatively constant at $1,657 for the three months ended March 31, 2007, from $1,593 for the three months ended March 31, 2006.

Other expenses. Other expenses increased $2,486, or 76.4%, to $5,742 for the three months ended March 31, 2007, from $3,256 for the three months ended March 31, 2006. The increase in other expenses was due to an increase in interest expense of $2,459 to $5,874 in the three months ended March 31, 2007, as compared to $3,415 in the three months ended March 31, 2006. This increase was due to the write-off of $1,156 of debt issue costs resulting from the pay off of the Second Lien Notes totaling $85,000, early extinguishment penalties on the same pay off totaling $850, and additional debt in the early part of the current quarter primarily resulting from the September 2006 debt refinancing and higher interest rates.

Income tax expenses. Income tax expense decreased $402, or 76.0%, to $127 for the three months ended March 31, 2007, from $529 for the three months ended March 31, 2006. The effective tax rate was 53.8% and 32.6% for the three months ended March 31, 2007 and 2006, respectively. This increase in the effective tax rate was attributable to a reduction of deferred tax liabilities driven by the lowering of a state tax in the prior year and small year-to-date adjustments in the current quarter that magnify the effective tax rate for a period with relatively low pre-tax income.

Nine months ended March 31, 2007 compared to nine months ended March 31, 2006

Net sales. Net sales increased $45,509, or 10.7%, to $469,855 for the nine months ended March 31, 2007, from $424,346 for the nine months ended March 31, 2006. The increase in net sales was primarily attributable to the addition of new customers, continued expansion into new territories, increased sales to existing customers, and the Acquisitions. The number of field sales representatives increased to 238 as of March 31, 2007, from 224 as of March 31, 2006. The increase in field sales representatives allowed the Company to expand into additional territories and attract new customers.

Gross profit. Gross profit increased $7,931, or 9.3%, to $93,351 for the nine months ended March 31, 2007, from $85,420 for the nine months ended March 31, 2006. Gross profit as a percentage of sales was 19.9% for the nine months ended March 31, 2007, compared to 20.1% for the nine months ended March 31, 2006. The Company’s gross profit increased as a result of sales growth but was slightly offset by an unfavorable shift in product mix to lower gross margin products.

Selling, general, and administrative expenses. Selling, general, and administrative expenses increased $3,238, or 5.3%, to $64,191 for the nine months ended March 31, 2007, from $60,953 for the nine months ended March 31, 2006. An increase in variable selling and distribution expenses driven by sales volume was partially offset by lower corporate expenses. This resulted in a decrease in selling, general and administrative expenses as a percent of sales from 14.4% for the nine months ended March 31, 2006, to 13.7% for the nine months ended March 31, 2007.

Depreciation and amortization. Depreciation and amortization remained relatively constant at $4,820 for the nine months ended March 31, 2007, from $4,806 for the nine months ended March 31, 2006.

Other expenses. Other expenses increased $5,540, or 56.5%, to $15,340 for the nine months ended March 31, 2007, from $9,800 for the nine months ended March 31, 2006. The increase in other expenses was due to an increase in interest expense of $5,564 to $15,774 in the nine months ended March 31, 2007, as compared to $10,210 in the nine months ended March 31, 2006. This increase was due to the write-off of $1,156 of debt issue costs resulting from the pay off of the Second Lien Notes totaling $85,000, early extinguishment penalties on the same pay off totaling $850, and additional debt primarily resulting from the September 2006 debt refinancing and higher interest rates.

Income tax expenses. Income tax expense increased $398 or 12.5%, to $3,591 for the nine months ended March 31, 2007, from $3,193 for the nine months ended March 31, 2006. The effective tax rate was 39.9% and 32.4% for the nine months ended March 31, 2007 and 2006, respectively. This increase in the effective tax rate was attributable to a reduction of deferred tax liabilities driven by the lowering of a state tax in the prior year.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash flows generated from operations, borrowings under the Company’s revolving credit facility established on June 30, 2005, and proceeds from the Company’s initial public offering. Funds are expended to provide working capital that enables the Company to maintain adequate inventory levels to promptly fulfill customer needs and expand operations. The Company expects its capital resources to be sufficient to meet anticipated cash needs for at least the next twelve months, and it expects cash flows from operations to be sufficient to reduce outstanding borrowings under the Company’s revolving credit agreement.

Operating activities. For the nine months ended March 31, 2007, net cash provided by operating activities was $7,737, and was primarily attributable to $5,409 in net income and $6,904 of non-cash costs offset by an increase in working capital of $4,642. The non-cash costs included $4,820 of depreciation and amortization and $2,084 of debt issue cost amortization. The debt issue cost amortization includes the write-off of $1,156 of debt issue costs resulting from the pay off of the Second Lien Notes. The change in working capital included an increase in inventory of $17,504 and changes in income tax receivables/payables of $5,146, partially offset by an increase in accounts payable of $20,281. The increase in inventory resulted from a rise in inventory purchases that drove the corresponding increase in accounts payable. The change in income tax receivables/payables resulted from estimated tax payments partially offset by income tax accruals driven by increased taxable income. For the nine months ended March 31, 2006, net cash provided by operating activities was $10,192. Net income generated of $6,668 and $5,413 of non-cash costs (principally depreciation and amortization) were partially offset by an increase in working capital of $2,043. The change in working capital included an increase in inventory of $14,890 partially offset by a decrease in accounts receivable of $7,332 and an increase in accrued liabilities of $4,651. The increase in inventory resulted from a rise in inventory purchases. The decrease in accounts receivable resulted from collections of receivables following strong sales at the conclusion of the prior fiscal year. The increase in accrued liabilities was primarily due to the establishment of a reserve for potential litigation and increased accruals for interest payments.

Investing activities. For the nine months ended March 31, 2007, net cash used for investing activities was $20,458, and was primarily attributable to $17,312, net of cash acquired, for the Acquisitions and purchases of property, plant and equipment of $2,896. For the nine months ended March 31, 2006, net cash used for investing activities was $2,161, and was primarily attributable to purchases of property, plant and equipment of $1,955.

Financing activities. For the nine months ended March 31, 2007, net cash provided by financing activities was $14,424. Net proceeds from the issuance of common stock pursuant to the initial public offering totaling $90,680 combined with borrowings received from a new $45,000 first lien term loan and a new $45,000 second lien term were partially offset by the payment in full of the outstanding $85,000 balance of the Second Lien Notes the payment of $54,500 in dividends to common and preferred stockholders, and the payment in full of the outstanding $26,500 balance of the previous first lien term loan. For the nine months ended March 31, 2006, net cash used for financing activities was $11,205, and was primarily attributable to an unfavorable change in overdraft balances of $4,126, net repayments under the revolving credit facility of $3,962, the repayment of long-term debt totaling $2,027, and the payment of $941 in dividends to preferred stockholders.

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

The outstanding borrowings under the Revolver bear interest, at the Company’s option, as follows: (1) an interest rate per annum equal to the sum of (a) the greater of (i) the Prime Rate in effect on such day, and (ii) the Federal Funds Effective Rate in effect for such day plus 1/2% and (b) the applicable margin or (2) an interest rate per annum equal to the sum of (a) the product of (i) the LIBOR Rate in effect for such Interest Period and (ii) the Statutory Reserves and (b) the applicable margin of 8.25%. During April 2007, the Company entered into an interest rate swap agreement at an interest rate of 4.95% on $95,000 of its debt.

The Credit Agreements contain certain affirmative and negative covenants, which require, among other things, that the Company meet certain financial ratio covenants and limit certain capital expenditures. The most restrictive covenant relates to the creation or assumption of additional indebtedness. The Company was in compliance with all covenants at March 31, 2007.

On January 30, 2007, the Form S-1 relating to the Company’s initial public offering of common stock was declared effective by the Securities and Exchange Commission. As a result, the Company issued 9,100,000 shares of common stock, which were subsequently sold to the public for $11.00 per share. In February 2007, the Company received net proceeds of $90,680 after deducting underwriting discounts and offering commissions, fees, and expenses. As disclosed in the Company’s Form S-1, the Company used the proceeds to pay off the Second Lien Notes totaling $85,000 with the remainder used for working capital and general corporate purposes.

Contractual Obligations

As of March 31, 2007, there were no material changes in the Company’s contractual obligations as disclosed in the Company’s Form S-1. Upon the closing of the Company’s initial public offering, the Company’s agreement for management and advisory services with Charlesbank was terminated.

Off-Balance Sheet Arrangements

As of March 31, 2007, the Company did not have any off-balance sheet arrangements other than the operating lease commitments in the contractual obligations table as disclosed in the Company’s Form S-1.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS 123 (Revised), Share-Based Payment (SFAS 123(R)). SFAS 123(R) replaces SFAS 123, Accounting for Stock-based Compensation, as amended by SFAS 148, Accounting for Stock-based Compensation—Transition and Disclosure (SFAS 148), and supersedes Accounting Principles Board No. 25, Accounting for Stock Issued to Employees. The new

statement requires companies to recognize expenses for stock-based compensation in the statement of income and was adopted by the Company on July 1, 2006. No stock options were issued by, nor were there any outstanding for the Company until January 2007. As such, the Company adopted the fair-value-based method of accounting for SFAS 123(R) using the prospective method described in SFAS 148. The Company uses the Black-Scholes formula to estimate the value of stock options granted to employees and expects to continue to use this option valuation model. As a result of the 749,300 stock options issued in January 2007, the Company recognized a charge to compensation expense of $90 in its results of operations for the three and nine month periods ended March 31, 2007. For more information on the Company’s employee stock options, see note 2 in the Company’s Notes to Condensed Consolidated Financial Statements.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 requires companies to determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefits can be recorded in the financial statements. This interpretation also provides guidance on depreciation, classification, accounting in interim periods, and expanded disclosure requirements. FIN 48 is effective for the Company in the first quarter of fiscal 2008. The Company is currently in the process of assessing the impact that FIN 48 may have on its future consolidated financial statements.

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

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities – an amendment of FASB Statement 115. The statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Most of the provisions of this statement apply only to entities that elect the fair value option; however, the amendment to FASB Statement 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The interest payable on borrowings under the Company’s credit agreements is based on variable interest rates and is therefore affected by changes in market interest rates. If the weighted average interest rate on the Company’s variable rate indebtedness rose 78 basis points (a 10.0% change from the calculated weighted average interest rate as of March 31, 2007), assuming no change in the Company’s outstanding balance under its revolving credit facility and $45,000,000 first lien term loan, the Company’s annualized income before taxes and cash flows from operating activities would decline by approximately $908,000. If the weighted average interest rate on the Company’s variable rate indebtedness decreased 78 basis points (a 10.0% change from the calculated weighted average interest rate as of March 31, 2007), assuming no change in the Company’s outstanding balance under its revolving credit facility and $45,000,000 first lien term loan, the Company’s annualized income before taxes and cash flows from operating activities would increase by approximately $908,000. During April 2007, the Company entered into an interest rate swap agreement at an interest rate of 4.95% on $95,000,000 of its debt. The Company does not engage in financial transactions for trading or speculative purposes.

Item 4.	Controls and Procedures

The management of the Company, including the Chief Executive Officer and the Chief Financial Officer, have evaluated the effectiveness of the Company’s controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of March 31, 2007. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, including the accumulation and communication of disclosures to the Company’s Chief Executive Officer and Chief Financial Officer, are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of March 31, 2007, we had outstanding indebtedness under our credit agreements of approximately $118.2 million. Our substantial indebtedness could have important consequences to you. For example, it could:

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

All of our indebtedness bears interest at floating rates. During April 2007, we entered into an interest rate swap agreement on $95.0 million of our debt.

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

Our balance sheet includes goodwill and other intangible assets. As of March 31, 2007, such amounts totaled approximately $131.7 million. A significant decline in the fair value of the Company could cause impairment of goodwill and other intangible assets. Under generally accepted accounting principles in the United States, if impairment of our goodwill or other intangible assets is determined, we will be required to record a charge to earnings in the period of such determination.

We and our chief executive officer are subject to a Securities and Exchange Commission cease-and-desist order.

On June 28, 2006, we and our chief executive officer, James Robison, agreed to a settlement with the Securities and Exchange Commission. Without admitting or denying the allegations, we and Mr. Robison each agreed to consent to the entry of an order to cease and desist from committing or causing any violations and any future violations of certain antifraud provisions set forth in Section 17(a) of the Securities Act, violation of the Exchange Act’s reporting, recordkeeping and internal accounting controls provisions and violation of the Exchange Act’s financial record falsification and internal accounting controls circumvention prohibitions, set forth in Sections 13(a) and 13(b) of the Exchange Act and the rules and regulations thereunder. See “Management—Supplemental disclosure” in our Form S-1.

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

If securities or industry analysts do not continue to publish research or reports about our business, or if they adversely change their recommendations regarding our stock, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research reports and opinions that securities or industry analysts publish about our business. Investors have numerous investment opportunities and may limit their investments to publicly traded companies that receive thorough research coverage. If one or more analysts cease to cover us or fail to publish reports in a regular manner, we could lose visibility in the financial markets, which could cause a significant and prolonged decline in our stock price due to lack of investor awareness. In the event that one or more of the analysts downgrade our stock or comment negatively about our prospects or the prospects of other companies operating in our industry, our stock price could decline significantly.

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

Use of Proceeds from Registered Securities

On January 30, 2007, our registration statement on Form S-1 (Registration No. 333-137656) was declared effective for our initial public offering, pursuant to which we offered and sold 11,800,000 shares of common stock and received net proceeds of approximately $90.7 million. Of the net proceeds from our initial public offering (i) $40.0 million was used to repay amounts owed under our $40.0 million second lien term loan, which had a stated interest rate equal to LIBOR plus 8.25% per annum and which was scheduled to mature on June 30, 2011 and (ii) $45.0 million was used to repay amounts owed under our $45.0 million second lien term loan, which had a stated interest rate equal to LIBOR plus 7.0% per annum and which was scheduled to mature on September 25, 2012. The remaining net proceeds of approximately $5.7 million were used during the three month period ended March 31, 2007 for working capital and general corporate purposes.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

On January 12, 2007, in connection with our initial public offering, our stockholders approved the following matters by written consent: (i) the adoption of the Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation to effect a 1.63576-for-1 split of our common stock to be effective prior to the closing of the initial public offering; (ii) the adoption of our Third Amended and Restated Certificate of Incorporation to provide for certain changes consistent with becoming a public company; (iii) the election of James C. Robison and Michael Eisenson to serve as Class I directors until the annual meeting of stockholders to be held in 2007 or until his earlier death, resignation or removal; (iv) the election of Brandon White and David W. Biegler to serve as Class II directors until the annual meeting of stockholders to be held in 2008 or until his earlier death, resignation or removal; (v) the election of Mark Rosen and Ronald G. Steinhart to serve as Class III directors until the annual meeting of stockholders to be held in 2009 or until his earlier death, resignation or removal; (vi) the adoption of our Amended and Restated By-laws to provide for certain changes consistent with our becoming a public company; (vii) the adoption of our Fourth Amended and Restated Certificate of Incorporation to eliminate the terms of our preferred stock outstanding to be effective upon the closing of the initial public offering; (viii) the adoption of our 2007 Stock Option and Incentive Plan; and (ix) the adoption of indemnification agreements with each of our directors and executive officers. All such actions were effected pursuant to an action by written consent of our stockholders pursuant to Section 228 of the Delaware General Corporation Law.

A total of 14,317,174 shares of our stock out of 15,229,670 shares issued and outstanding (on an as-if-converted basis and giving effect to the 1.63576-for-1 split of our common stock) voted in favor of these matters.

Item 5.	Other Information

None.

Item 6.	Exhibits

Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by James C. Robison, Chairman, President and Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by William F. Lacey, Senior Vice President and Chief Financial Officer

32.1*	Section 1350 Certification, executed by James C. Robison, Chairman, President and Chief Executive Officer, and William F. Lacey, Senior Vice President and Chief Financial Officer

*	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Act of 1934, or otherwise subject to the liability of that Section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Animal Health International, Inc. (Registrant)

Date: May 2, 2007	/s/ William F. Lacey
William F. Lacey
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)