Form 10-K
period 2007-06-30
Animal Health International, Inc.
filed 2007-09-18
CIK 1372813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-33273

ANIMAL HEALTH INTERNATIONAL, INC.

(Exact name of Registrant as specified in its charter)

Delaware	71-0982698
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7 Village Circle, Suite 200 Westlake, Texas	76262
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (817) 859-3000

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

Title of each class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	The NASDAQ Stock Market, LLC

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12b-2.)

Large Accelerated Filer  ☐            Accelerated Filer  ☐            Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of September 17, 2007 was approximately $133.1 million (based on the closing price for the registrant’s common stock on the NASDAQ Global Market of $11.39 per share). At June 30, 2007, 24,329,670 shares of the registrant’s common stock were outstanding.

Documents Incorporated by Reference

The registrant intends to file a proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended June 30, 2007. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

ANIMAL HEALTH INTERNATIONAL

FORM 10-K

FOR THE YEAR ENDED JUNE 30, 2007

Cautionary Statement for Purposes of “Safe Harbor Provisions” of the Private Securities Litigation Reform Act of 1995

Certain statements in this Annual Report on Form 10-K are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements involve a number of risks, uncertainties and other factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors which could materially affect such forward-looking statements can be found in the section entitled “Risk Factors” in Part 1, Item 1A. in this Annual Report on Form 10-K. Investors are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date hereof and we will undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

References in this Annual Report on Form 10-K to “AHI,” the “Company,” “we,” “us” or “our” are to Animal Health International, Inc., a Delaware corporation, and its subsidiaries.

PART I

Item 1.	Business.

General

We are a leading distributor of animal health products in the United States. We sell more than 40,000 products sourced from over 1,500 manufacturers to over 65,000 customers, as well as provide consultative services to our customers in the highly fragmented animal health products industry. Products we distribute include pharmaceuticals, vaccines, parasiticides, diagnostics, capital equipment, sanitizers, devices and supplies. Our principal customers are veterinarians, production animal operators and animal health product retailers. We believe our customers purchase from us due to our longstanding relationships with them, knowledge of their businesses, service and ability to assist them in their operations. We have a 326 person sales force, including 238 field sales representatives. We process daily shipments from our central replenishment and distribution facility in Memphis, Tennessee and 74 distribution locations strategically located in the United States, Canada and Taiwan. Our corporate headquarters is located in the Dallas/Fort Worth metropolitan area.

Our business commenced operations in 1954 as part of a family-owned drug store business. Following a series of business combinations, we were renamed Walco International, Inc. in 1972. In September 2006, we changed our name to Animal Health International, Inc. We completed our initial public offering on January 30, 2007. We were organized as a Delaware corporation in 2005.

We maintain a website on the World Wide Web at www.ahii.com. We make available, free of charge through our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits thereto, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after the reports are electronically filed with, or furnished to the Securities and Exchange Commission (SEC). Our reports that are filed with, or furnished to, the SEC are also available at the SEC’s website at www.sec.gov. You may also obtain copies of any of our reports filed with, or furnished to, the SEC, free of charge, at the SEC’s public reference room at 100 F Street, N.E., Washington, DC 20549.

Industry

According to Sundale Research, an independent market research company, animal health product sales in the United States for 2006 totaled approximately $5.6 billion, an increase from approximately $4.7 billion in

2003, representing a compounded annual growth rate of approximately 6.0%. The animal health products market is divided into two markets: production animals and companion animals. The production animal market primarily consists of beef and dairy cattle, poultry and swine, while the companion animal market primarily consists of horses, dogs and cats. Sundale Research estimates that in 2006 the market for production animal health products was approximately $2.5 billion and the market for companion animal health products was approximately $3.1 billion.

Distributors are critical to the animal health products supply chain. They provide thousands of multi-product manufacturers with cost-effective access to millions of geographically diverse customers. Distributors also provide customers with access to a broad selection of products through a single channel, thereby helping them efficiently manage inventory levels.

Strategy

Our mission is to become the leading worldwide provider of animal health products and services in the production animal and companion animal health products markets. Our strategy to achieve this mission is outlined below.

Continue to grow our business organically. We intend to significantly increase our share of animal health product purchases by optimizing our sales efforts and expanding our consultative services. We will continue to sell additional products needed by our customers, add distribution locations to better serve our customer base, increase our focus on corporate accounts and recruit and train sales representatives to successfully penetrate new territories. We also believe that we can continue to extend our strong manufacturer relationships from our production animal health products business to our companion animal health products customers.

Expand sales of proprietary products. We believe that the quality of our proprietary branded products in conjunction with our competitive pricing strategy has generated a loyal customer base that is confident in our branded products. We believe we can partner with domestic and international manufacturers to continue to grow our proprietary branded products business by marketing new specialty niche products. We selectively target product areas to expand our proprietary branded products portfolio while maintaining our strategic manufacturer relationships. A significant number of products will be coming off patent in the next several years, providing us with a pipeline of proprietary branded product opportunities.

Continue to improve operational efficiencies. We have made significant investments in our distribution infrastructure and information technology platform over the past several years. In order to maximize profitability and maintain a competitive position in the marketplace, we will continue to focus on improving our operations and distribution processes.

Make selective acquisitions. The global market for animal health products distribution is highly fragmented with many national, regional and local distributors. We actively screen, target, contact and evaluate potential acquisitions. Our acquisition strategy is to target complementary businesses in the animal health product market that provide, among other things, access to additional product lines, sales representatives, customer opportunities, manufacturer relationships, sales territories and value-added services both in the United States and internationally. We believe that our experienced and disciplined management team, together with our organizational platform built on scaleable information management systems and processes, make us well positioned to participate in the consolidation of the industry.

Products

We offer a broad selection of over 40,000 animal health products, including a number of proprietary branded products, which we source from over 1,500 manufacturers. We also offer our customers additional products through special order. Our products are comprised of four major categories: pharmaceuticals, biologicals, medicated additives and other products.

Pharmaceuticals. Pharmaceuticals include dosage form medicines employed in disease prevention and treatment programs. Pharmaceuticals such as antibiotics, anthelmintics, insecticides and implants include both over-the-counter products, which can be sold directly to end-users, and ethical products, which are sold to, or through, veterinarians.

•

Antibiotics are administered for the treatment and prevention of diseases such as chronic respiratory disease and for growth promotion. Antibiotics include products such as tetracyclines, penicillins, erythromycins, cephalosporins and fluroquinolones. Antibiotics are available in injectable, bolus (i.e. pill), additive and drench (i.e. liquid) forms.

•

Anthelmintics are deworming agents administered on a routine basis to animals for the prevention and treatment of internal parasites and worms in production animals. Worms include gastrointestinal roundworms, stomach worms, intestinal worms and lungworms. Anthelmintics are available in injectable, bolus, drench, additive, pour-on and paste forms.

•

Insecticides are used to control insect populations on animals and their premises, and are administered on a routine, preventative basis. Insecticides can be used to control flies, lice, ticks, mites and fleas, and are available in dust, liquid, spray and ear tag forms. Endectocides are active against both internal and external parasites and hence are both an anthelmintic and an insecticide.

•	Implants are used for the promotion of growth in animals, to increase weight gain and improve efficiency in cattle.

Biologicals. Biologicals, including bacterial and viral vaccines and antitoxins, stimulate immunity to disease in both production and companion animals. Bacterial vaccines are bacterial products that are used on a routine basis to prevent diseases such as black leg, leptospirosis, red water and shipping fever. Viral vaccines are used for the control of respiratory and gastrointestinal diseases. Antitoxins provide short-term protection for certain soil borne and certain other infections such as tetanus.

Medicated additives. Medicated additives include highly regulated products such as antibiotics and anti-bacterials, and are used at low levels to promote growth and improve efficiency in production animals and, at high levels, for therapeutic treatment.

Other products, including probiotics (i.e. beneficial bacteria-based treatments), nutritionals, fluids, diagnostics, capital equipment, medical devices and supplies, pet food, cleansers and sanitizers. Other products include disposable kits, replacement strips and reagents (excluding equipment and devices) used in testing all animal species’ body fluids and tissue for disease and/or conditions or in residue testing of animal products. While heartworm diagnostics are at the core of this market, other products also include a full range of blood tests for disorders such as ehrlichia, feline leukemia, parvovirus, feline infectious peritonitis and feline immunodeficiency virus. Chemicals include sanitizers, cleaning agents, disinfectants, insecticides and rodenticides. Medical supplies are used in cleaning and sanitizing equipment and facilities, as well as diagnostic and suture components and include grooming products such as brushes and shampoos.

Proprietary branded products. In addition to the four major categories of products discussed above, we selectively target new product areas to expand our proprietary branded products portfolio, while maintaining our strategic manufacturer relationships. We market these products, such as vaccines, antibiotics, nutritionals and general pharmaceuticals, under the RXV Products, AGRIpharm, First Companion, Mineral Max and Ivermax brands. We believe that the quality of our proprietary branded products in conjunction with our competitive pricing strategy has generated a loyal customer base that is confident in our brands. We believe we can partner with domestic and international manufacturers to continue to grow our proprietary branded products business by (1) marketing new specialty niche products and (2) developing proprietary branded products for products coming off patent. Proprietary branded product manufacturing is done both by third-party contract manufacturers as well as branded product companies that have excess capacity. We believe that we are well-positioned to capitalize on the trend towards increased private brands given our strong relationships with manufacturers and strong market position in the distribution of animal health products.

Consultative services

In addition to providing a broad selection of animal health products, we offer a comprehensive set of consultative services, software and equipment that differentiates us from our competition and further solidifies what we believe is our leading market position. We do not generate any revenue from our consultative services, software or equipment. These services include:

Health and operations management software. We offer user-friendly beef cattle computer management systems. Our proprietary health management software allows producers to accurately document the health history and treatment costs for each animal. Our accounting software package enables producers to organize financial data for their operations including information on employees, taxes, commodity costs and transaction records.

Microingredient machines. We install microingredient machines that (1) precisely measure expensive feed additive ingredients used to complete balanced feeding rations for cattle and (2) store and administer pharmaceuticals. This service is sold with discounts to customers purchasing large orders of feed additives.

Herd health management. We work with production animal veterinarians to design specific animal health packages with vaccination and treatment protocols. We assist customers in the implementation and administration of these packages and help veterinarians in disease identification and vaccine management.

Dairy technicians. Our dedicated technicians assist customers with the cleaning, maintenance and replacement of dairy equipment and also provide various disinfectant supplies used by customers to maintain sanitary facilities. Additionally, our technicians interface with dairy cooperatives and help manage accounting and payment processes.

Logistics services. We provide contract logistics, warehousing and delivery services to both manufacturers and customers. We also provide customers with microbacterial monitoring, cleaning and disinfecting and litter management services.

Merchandising services. Our field sales representatives visit large dealers and provide shelf management and organization, product information and monitoring services on a monthly basis.

Electronic commerce platform. Our user-friendly e-commerce application allows customers to review product descriptions, access customer-specific product pricing, view current vendor promotions, download detailed product usage history and place orders.

Newsletters and publications. We publish weekly newsletters customized by market. Our publications include: Heads Up (targeted to the beef market), Dairy Health Update (targeted to the dairy market) and DVM Resources Industry Update (targeted towards veterinarians). These newsletters include information regarding recent product introductions, health articles, advice columns and conferences and seminars.

Value in purchasing. Our Value In Purchasing (“VIP”) program is designed to reward our customers for repeat business. For every purchase made from our VIP Premier Product Line, customers earn points redeemable through our program catalog.

Promotional material development and disbursement. Our marketing and graphic design professionals assist small manufacturers in developing and producing promotional materials for their animal health products.

Customers

We have a diverse customer base with over 65,000 accounts consisting of veterinarians, production animal operators and animal health product retailers. We believe our good reputation for customer service, product selection and high quality products has enabled us to establish and maintain this customer base. In fiscal 2007, no customer represented more than 1.5% of net sales and our 10 largest accounts only comprised approximately 5%

of net sales. We have over 29,000 accounts served directly by our sales force and approximately 36,000 additional accounts that are served by Internet and catalog sales. Our customers range in size from single-practitioner veterinarians to large, corporate cattle feeding operations. Due to longstanding relationships between our sales force and our customers, 90% of our top 500 customers that placed orders with us in 2002 still order from us today.

Beef customers. Our beef customers are divided into three primary sub-groups: cow/calf, stocker and feedlots. Cattle require animal health products during each stage to optimize weight gain, shorten production cycles, prevent disease and maintain overall health. Additionally, as transportation is physically taxing on cattle, animal health products are administered each time cattle are transported between stages. We have historically targeted stocker and feedlot customers, most of whom have over 500 and 2,000 cattle, respectively. Our acquisition of the Hi-Pro division of Friona Industries, Inc. in 2002 expanded our presence in the cow/calf and stocker sub-markets. We sell directly to cow/calf customers with over 200 cattle. We also employ a direct marketing strategy to address smaller cow/calf customers, who are highly fragmented and purchase in smaller volumes. These customers are also serviced via our sales to production animal veterinarians, dealers and retail stores. Our e-commerce initiative reaches small cow-calf producers which have herd sizes of 50-200 cattle. The key products sold to these customers include endectocides, antibiotics, growth promoting implants, vaccines, identification tags and nutritionals.

•

Cow/Calf. According to the USDA, this sub-group is extremely fragmented with over 982,000 cattle operations. However, approximately 612,000 operations have 49 or fewer cattle. Calves remain in the cow/calf stage from birth until reaching approximately 400 lbs (roughly seven months) at which point they are sold to buying agents and delivered to stocker locations. Per-cattle animal health product spending is approximately $17 during the cow/calf stage.

•

Stocker. This market consists of operations holding large tracts of land predominantly in the central and western states where cattle are moved to graze for four months prior to being sold to feedlots. During their stay, cattle increase in weight from 400 lbs to 600 lbs. Per-cattle spending is approximately $12 during the stocker stage.

•

Feedlots. Feedlots are typically located in the central and western U.S. regions and hold several thousand to 100,000 cattle in open pens. There are approximately 2,100 feedlots in the United States with capacity greater than 1,000 cattle. Cattle undergo their final growth stage prior to processing and increase in weight from 600 lbs to 1,200 lbs. Length of stay approximates 90 to 120 days and per-cattle spending during this stage is approximately $20. Feedlot animal health product requirements mainly consist of de-wormers, growth implants, preventive animal health products (substantially the same products required by cow/calf and stocker customers), acute/chronic disease treatments and medicated additives for growth promotion.

Dairy customers. We believe we are a leader in the dairy market. We target dairy farms with a minimum size of 500 cattle, with our average dairy customer having 1,500 cattle. The dairy market is undergoing significant consolidation resulting in a shift towards larger operations. According to USDA estimates, dairies with 500 or more cattle currently account for 45% of the U.S. milk producing cow population, an increase from 24% in 1997. Given our strong relationships with larger dairies and our national footprint, we are seeking to continue to gain share as dairy consolidation continues. The key products sold to these customers include endectocides, antibiotics, reproductive products, vaccines, identification tags, nutritionals and sanitation products.

Poultry and swine customers. We sell animal health products to major poultry and swine integrators. Our field sales representatives typically visit customer locations at least once every four weeks and facilitate product delivery on a weekly basis. We sell to local production supervisors, centralized purchasing managers and production animal veterinarians who provide herd management consulting services to the major integrators. We believe we will increase our market share with major integrators as we further develop customized national account management programs. The key products sold to these customers include antibiotics, vaccines, nutritionals, sanitation products and bio-security products.

Companion animal customers. Our companion animal health products sales are made through the veterinarian and over-the-counter channels, with the majority of sales made to rural, mixed-practice veterinarians. Over the past three years, we have begun to penetrate the urban and suburban veterinarian markets, visiting veterinarians in these areas on a bi-weekly basis. We intend to leverage our centralized procurement and inventory management model to develop a leading cost-to-serve position in the companion animal health products market. By providing competitive pricing and superior service, we seek to build on our strong position in the companion animal health products distribution market. The key products sold to these customers include flea and tick controls and preventative products, antibiotics, vaccines, arthritis treatments and pharmaceuticals. By leveraging our service platform, we intend to capture market share rapidly within the fragmented veterinarian customer base of approximately 27,000 veterinary practices as of December 31, 2005, according to the American Veterinary Medical Association.

Corporate accounts. We have recently hired two corporate account sales representatives to solicit large, corporate customers for the production animal health products and companion animal health products that we distribute. We believe corporate account customers represent an attractive growth opportunity.

Dealer retail. The dealer retail division distributes animal health products to tack, feed and animal health retailers that generally exist in rural areas with high animal populations. These retailers then resell these animal health products to individual animal owners and sub-scale production animal operators.

Manufacturers

We distribute more than 40,000 products sourced from over 1,500 manufacturers. We currently do not manufacture any of our products and are dependent on manufacturers for our supply of products. We believe we have access to leading brand name products in the product categories we serve. The manufacturers we purchase from include many large multi-national and domestic manufacturers of animal health products. While our manufacturers often have relationships with multiple distributors, our 10 largest manufacturers have been working with us for over 20 years.

We believe that effective purchasing is a key to maintaining our position as a leading provider of animal health care products. We regularly assess our purchasing needs and our manufacturers’ product offerings to obtain products at favorable prices. In addition, our ability to source products globally provides us with a greater selection of products that can be purchased at favorable prices. Smaller distributors often do not have the ability to access these overseas manufacturers. While we purchase products from many manufacturers and there are generally multiple manufacturers for most animal health product categories, we do have concentration of aggregate purchases with certain manufacturers. For our fiscal year ended June 30, 2007, our top manufacturer, Pfizer, supplied products that accounted for approximately 24% of our net sales and represents the only manufacturer that accounted for more than 10% of our net sales during this period. Our 10 largest manufacturers accounted for approximately 64% of our net sales for our fiscal year ended June 30, 2007.

There are two major types of transactions associated with the flow of products from our manufacturers, through us, to our customers. Traditional “buy/sell” transactions, which account for more than 99% of our business in fiscal 2007, involve the direct purchase of products by us from manufacturers, which we manage and store in our warehouses. A customer then places an order with us, and the order is then picked, packed, shipped and invoiced by us to our customer, followed by payment from our customer to us. On a limited basis, we also sell products to our customers under agency agreements with some of our manufacturers. Under this model, when we receive orders for products from the customer, we transmit the order to the manufacturer who then picks, packs and ships the products. In some cases our vendor invoices and collects payment from our customer, while in other cases we invoice and collect payment from our customer. We receive a commission payment for soliciting the order and for providing additional services.

Our livestock products agreement with Pfizer provides that we shall supply selected customers in the cattle and swine fields with Pfizer products. In return we are entitled to certain service fees and rebates. Pfizer is required to indemnify us against any third party claims for personal injury or property damage arising out of the distribution or sale of Pfizer products, except in certain circumstances, and any claims alleging that the Pfizer products are defective, except in certain limited situations. Pfizer also reserves the right to sell directly to our customers or any other party. The livestock products agreement has a one year term that expires on December 31, 2007 and may be terminated by either party with or without cause upon 30 days prior written notice. In addition, Pfizer may terminate the agreement upon 15 days prior written notice if we take any action that harms the goodwill of Pfizer.

We typically do not have long-term written agreements with our manufacturers. The written agreements that we have with our manufacturers generally provide for annual renewals, 30 to 90 day termination provisions and free on board destination shipping.

We collaboratively establish annual sales growth goals with a number of our manufacturers. Attainment of these goals may affect annual rebates with several of these manufacturers. Since many of our manufacturer rebates are based on a calendar year, historically the quarter ended December 31 has been our most significant quarter for recognition of rebates. Manufacturer rebates are collaboratively established with many manufacturers and include inventory purchase rebates and sales-related rebates. Rebates range from one-time purchase opportunities to sales-related programs that last a month, a quarter or the entire calendar year. The programs can be related to a specific product or product line, or related to the type of customer or specific species of animal.

Product returns from our customers and to our manufacturers occur in the ordinary course of business. We extend our customers the same return of goods policies as are extended to us by our manufacturers. We do not believe that our operations will be adversely impacted due to the return of products.

Sales and marketing

Sales. Our sales organization consists of group presidents for each of our five primary customer groups (i.e. beef, dairy, poultry and swine, veterinarian and dealer), regional sales managers, division/location managers and sales force employees. Our 76 distribution locations are organized along customer channels, each under the direction of a customer group president. We have an experienced and loyal sales force comprised of 326 employees (27 managers, 238 field sales representatives and 61 inside sales representatives). Each of our distribution locations employs one to 45 field sales representatives who service customers in their surrounding geographical areas on a weekly basis. Many members of our sales force have spent their entire careers in the animal health industry, providing an extensive knowledge base that distinguishes us from our competitors. Our sales force is specialized by customer market, and members of our sales force have been with us for an average of nine years. Our annual field sales representative turnover has historically been approximately 12%.

We are focused on providing high-quality training for our sales force. Training entails program selling, territory management, pricing management and sales technique workshops. Additionally, our field sales representatives meet annually as a group at our national sales meeting where fiscal year results are reviewed, outlooks for the various markets and product categories are presented and best practices shared. Bi-annual and quarterly sales meetings are also held for markets (i.e. beef, dairy, poultry and swine) and individual locations, respectively.

We use various tools to evaluate and improve our performance. For example, our field sales representatives receive customized monthly Territory Performance Reports, which track detailed product sales, gross margins, budget variances and other marketing statistics. We also provide software applications and performance tracking tools to our sales force, such as Sales Pro, which is a proprietary, automated software package that allows our sales force to analyze product and pricing trends. We share sales information throughout the organization in the form of a scoreboard, which breaks down sales and gross profit by market, region and location. In addition, we publish monthly reports ranking various metrics and compiling best practices. Several “clubs” such as the Presidents Club are used to distinguish field sales representatives that achieve specific sales targets and maintain high organizational standards.

Marketing. We have an extensive marketing organization. We maintain a dedicated marketing department consisting of 20 employees. Our ten marketing professionals cover every customer group in animal health (beef, dairy, poultry/swine, veterinarian and dealer). These marketing professionals, together with our business group presidents, develop customized marketing programs to increase product sales and usage, manage loyalty programs, monitor supplier management programs and support manufacturers’ new product launches. Three graphic artists produce detailed product technical sheets, catalogs and promotional literature. Our dedicated proprietary brand manager devises marketing plans for our proprietary branded product lines. Finally, an e-commerce manager oversees the development of Internet product ordering platforms and tracking features.

E-Commerce. We have a user-friendly e-commerce application that allows customers to review product descriptions, access customer-specific product pricing, view current vendor promotions, download detailed product usage history and place orders.

Distribution model

We use a centralized procurement and distribution model whereby approximately 56% of the dollar volume of our customer purchases flows through our central replenishment and distribution facility in Memphis, Tennessee. The majority of the orders are delivered within one business day. From the Memphis facility, we then deliver products on a weekly basis to our 74 distribution locations.

Our centralized procurement and inventory management model provides us with several competitive advantages. We are able to effectively purchase large quantities of products, allowing all divisions, independent of size, to receive the lowest possible price. Furthermore, by having an organized purchasing strategy, versus the non-coordinated regional strategy employed by many competitors, we manage inventory more effectively and reduce working capital investment. We believe our procurement disciplines provide us with a gross margin advantage relative to our competitors. Our centralized model is highly scalable and allows us to increase order flow through the Memphis facility without costly buildouts of additional distribution facilities.

We expect our model to become an area of differentiation and believe it provides a competitive advantage in our companion animal operations. Our model enables overnight product delivery from our Memphis inventory center using third-party common-carrier delivery services, thereby satisfying veterinarians’ demands for rapid product delivery. As we expand our companion animal operations, we expect to achieve significant purchasing economies and working capital efficiencies relative to competitors given:

•	our strong relationships with leading manufacturers of animal health products;

•	our centralized procurement and distribution system that minimizes redundant purchases and inventories;

•	our ability to leverage our fixed cost base; and

•	our scalable infrastructure.

Information technology

We use a J.D. Edwards ERP information technology system. We have invested significant management resources in customizing the system for use across all of our divisions and have trained employees to utilize its functionality. Internally, we use the system for inventory management and product tracking. Purchasing managers can query the database to develop detailed product ordering and shipping histories, track ordering status and monitor product requests from field sales representatives. Managers and field sales representatives have access to real-time product data such as inventory quantities (both at our central replenishment and distribution facility and at individual distribution locations), upcoming shipments and timing of deliveries. The system tracks inventory turns at specific distribution locations allowing us to better manage the appropriate inventory level for each product at every distribution location. This enables us to move inventory from one distribution center to another as needed.

We also provide manufacturers with critical data. Traditionally, manufacturers tended to have difficulty tracking products after they had been shipped to distributors. Therefore, it was cumbersome for manufacturers to accurately assess customer demand and pricing thresholds. Using our information technology systems, we send daily updates to key manufacturers regarding product shipments, extensively detailing both end locations as well as product pricing. Understanding this information allows us to partner with manufacturers to develop customized supplier management programs that aid our manufacturers in effectively placing various products.

We believe our Internet platform is well-positioned to benefit from increased electronic ordering by our customer base. Our Internet ordering system is a user-friendly application that enables customers to review product descriptions, access customer-specific product pricing, view current vendor promotions, download detailed product usage history and place orders. While most customers choose to receive products on a weekly basis, we offer customized inventory programs that allow customers to easily maintain inventories for certain products. We ensure availability and immediate delivery of these products. Because of its accessibility and ease of use, we anticipate that veterinarians will increasingly use this electronic platform for direct product ordering, which we believe would increase the productivity of our sales force.

Acquisitions

In October 2006, we acquired certain assets of Farm City Animal Supply, Inc., a regional dairy animal health products distributor located in Caldwell, Idaho.

In October 2006, we acquired all of the outstanding stock of Hawaii Mega-Cor., Inc., a regional companion animal health products and pet food distributor headquartered in Honolulu, Hawaii. This acquisition enabled us to expand our market presence to companion animal veterinarians and pet food retailers in Hawaii, as well as provide animal health products to military bases throughout the Pacific Rim.

In November 2006, we acquired all of the outstanding stock of Paul E. Blackmer, D.V.M., Inc., a regional dairy animal health products distributor and service provider located in Bakersfield and Chino, California.

In January 2007, we acquired all of the outstanding stock of Cattleman’s Supply, Inc., a regional dairy animal health products distributor located in Tucson, Arizona.

In March 2007, we acquired the business assets of Veterinarian’s Outlet of Sunnyside, Inc., a regional dairy animal health products distributor located in Sunnyside, Washington.

In April 2007, we acquired all of the outstanding stock of Veterinarian’s Outlet Incorporated, a regional dairy animal health products distributor and service provider located in Tulare, California. Veterinarian’s Outlet works directly with licensed veterinarians to provide animal health products, advice, consulting and lab services to dairy farms.

Competition

The distribution and manufacture of animal health products is highly competitive. We compete directly with both geographically diverse and regional, broad-line animal health products distributors, as well as companies that specialize in distributing primarily ethical drug products to veterinarians. Additionally, certain manufacturers compete through the direct marketing of products. We compete based on customer relationships, service and delivery, product selection, price and e-commerce capabilities. Some of our competitors, particularly those in the companion animal products market with bigger market share, have greater financial and other resources than we do. Most of our products are available from several sources, including other distributors and manufacturers, and our customers tend to have relationships with several distributors. In addition, our competitors could obtain exclusive rights to distribute certain products, eliminating our ability to distribute those products. Consolidation in the animal health products industry could result in existing competitors increasing their market share, which could give them greater pricing power, decrease our revenues and profitability, and increase the competition for customers. See “Risk factors—Risks related to our business—Consolidation in the animal health products industry may decrease our net sales and profitability.”

Our primary competitors, excluding manufacturers, include the following and other national, regional, local and specialty distributors: Butler Animal Health Supply, LLC, IVESCO, LLC (Iowa Veterinary Supply), Lextron, Inc., MWI Veterinary Supply, Inc., Professional Veterinary Products, Ltd., and Webster Veterinary Supply, a division of Patterson Companies, Inc.

The role of the animal health product distributor has changed dramatically during the last decade. Successful distributors are increasingly providing value-added services in addition to the products they traditionally provided. We believe that to remain competitive we must continue to add value to the distribution channel, while removing unnecessary costs associated with product movement.

Distribution of animal health products is often characterized as “ethical” and “over-the-counter,” commonly referred to as OTC, channels of product movement. Ethical distribution is defined as those sales of goods to licensed veterinarians for use in their professional practice. Many of these products are prescription and must be sold or prescribed by a licensed professional. OTC distribution is the movement of non-prescription goods to the animal owner and the end user. Many of these products are also purchased by the licensed veterinarian for professional use or for resale to their client. There are numerous ethical and OTC distribution companies operating throughout the United States and competition in the animal health products industry is intense. See “Risk factors—Risks related to our business—Our market is highly competitive. Failure to compete successfully could have a material adverse effect on our business, financial condition and results of operations.”

Trademarks and other intellectual property

Our success depends in part on our proprietary technology. We rely on our trademarks, trade names and brand names to distinguish our proprietary branded products and services from the products and services of our competitors. As of June 30, 2007, we have registered 67 and applied to register 14 additional trademarks. We also rely on unpatented proprietary technology. To protect our trade secrets and other proprietary information, we require employees, consultants, advisors and collaborators to enter into confidentiality agreements. As of June 30, 2007, we owned one U.S. patent. This patent will expire in approximately eight years.

There are always risks that third parties may claim that we are infringing upon their intellectual property rights and we could be prevented from selling our products, or suffer significant litigation or licensing expenses as a result of these claims. See “Risk factors—Risks related to our business—If third parties claim that we infringe upon their intellectual property rights, our operating profits could be adversely affected.” In addition, third parties may infringe upon or design around our intellectual property rights, and we may expend significant resources enforcing our rights or suffer competitive injury with adverse effects on our business and results of operations. See “Risk factors—Risks related to our business—Our intellectual property rights may be inadequate to protect our business.”

Insurance and risk management

We purchase insurance to cover standard risks in our industry, including policies to cover general products liability, workers compensation, auto liability and other casualty and property risks. We do not, however, carry business interruption insurance. Therefore, we will not be compensated for certain losses that may occur as a result of a major disruption to our facilities. Our insurance rates are dependent upon our safety record as well as trends in the insurance industry. We utilize a paid loss self-insurance plan for health, general liability and workers’ compensation coverage. Predetermined loss limits have been arranged with insurance companies to limit our per occurrence and annual aggregate cash outlay. Accrued expenses and other liabilities include the estimated incurred but unreported costs to settle unpaid claims and estimated future claims.

We face an inherent risk of exposure to product liability claims in the event that, among other things, the use of products sold by us result in injury, such as the death of animals treated with our products. With respect to product liability coverage, we carry insurance coverage typical of our industry and product lines. Our coverage involves self-insured retentions with primary and excess liability coverage above the retention amount. For our non-proprietary products, we have the ability to refer claims to most of our manufacturers and their insurers to pay the costs associated with any claims arising from such manufacturer’s products. In most cases, our insurance covers such claims that are not adequately covered by a manufacturer’s insurance and provides for excess secondary coverage above the limits provided by our manufacturers.

We self-insure auto physical damage exposure risk and certain property and casualty risks due to our analysis of the risks, the frequency and severity of a loss and the cost of insurance for the risks. We believe that the amount of self-insurance is not significant and will not have an adverse impact on our performance. In addition, we may from time to time self-insure liability with respect to specific ingredients in products that we may sell.

Government regulation

Our manufacturers of pharmaceuticals, vaccines, parasiticides, insecticides and pesticides and certain controlled substances are typically regulated by federal agencies, such as FDA, USDA, EPA and DEA, as well as most similar state agencies. Therefore, we are subject, either directly or indirectly, to regulation by the same agencies. Most states and the DEA require us to be registered or otherwise keep a current permit or license to handle controlled substances. Manufacturers of vaccines are required by the FDA to comply with various storage and shipping criteria and requirements for vaccines. To the extent we distribute such products, we must comply with the same requirements, including, without limitation, the storage and shipping requirements for vaccines. In addition, we are subject to regulations by the Department of Transportation relating to the transportation of our products.

State boards of pharmacy require us to be licensed in their respective states for the sale and distribution of pharmaceutical products and medical devices within their jurisdictions. As a distributor of prescription pharmaceutical products, we are subject to the regulatory requirements of the FDA and regulatory requirements promulgated under the Prescription Drug Marketing Act (PDMA). The PDMA and FDA provide governance and authority to the states to provide minimum standards, terms and conditions for the licensing by state licensing authorities of persons who “engage” in wholesale distribution (as defined by each state regulatory agency) in interstate commerce of prescription drugs. With this authority, states require site-specific registrations for the parties that engage in the selling and/or physical distribution of pharmaceutical products within and into their state in the form of out-of-state registrations. Selling and/or distribution without the appropriate registrations may be subject to fines, penalties, misdemeanor or felony convictions, and/or seizure of the products involved.

Some states (as well as certain cities and counties) require us to collect sales taxes/use taxes on certain types of animal health products. We are also subject to laws governing our relationship with employees, including minimum wage requirements, overtime, working conditions and citizenship requirements. In addition, we are subject to additional regulations regarding our hiring practices because several federal, state and local governmental agencies are our customers.

We have implemented internal procedures to help ensure that we are in compliance with all statutes and regulations applicable to animal healthcare distribution, as well as other general health and safety laws and regulations, and that we possess all necessary permits and licenses required for the conduct of our business. See “Risk factors—Risks related to our business—If we fail to comply with or become subject to more onerous government regulations, our business could be adversely affected.”

Environmental

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

We could also be responsible for costs incurred relating to contamination at our third party waste disposal sites or relating to damages incurred as a result of human exposure to such substances or other environmental damage caused by our operations or our disposal of waste. In addition, our past and present ownership or operation of real property that is contaminated with hazardous or toxic substances could also result in an obligation to perform or pay for a clean-up or other damages, regardless of whether we knew of or were responsible for such contamination. While we have incurred in the past, and expect to incur in the future, capital and other expenditures related to environmental compliance and remediation matters, we do not anticipate that such expenditures will have a material adverse effect on our capital expenditures, earnings or competitive position in the future. See “Risk factors—Risks related to our business—We are subject to significant environmental regulation and environmental compliance expenditures and liabilities.”

Employees

As of June 30, 2007, we had 897 employees across the United States. We have not experienced a shortage of qualified personnel in the past, and believe that we will be able to attract such employees in the future. None of our employees is a party to a collective bargaining agreement, and we consider our relations with our employees to be acceptable.

Seasonality of operating results

Historically, our quarterly sales and operating results have varied significantly, and will likely continue to do so in the future. Seasonality has been caused by product usage, climate changes, promotions, rebates and announced price increases. Historically, our sales have been higher during the spring and fall months due to increased sales of production animal health products. The transportation of production animals during the spring and fall months drives seasonal product usage. The transportation of production animals occurs during various times in the animal’s life cycle. The cycle begins with the cow-calf stage where the calf is born and raised to six to eight months of age. At that point the calf moves to pasture for three to five months. The last movement occurs when the animal is placed in the feedyard. Movement and climate changes cause stress upon the animal, which increases the risk of disease. Thus, prior to each of these moves, the animal is typically treated for disease prevention. These buying patterns can also be affected by manufacturers’ and distributors’ marketing programs launched during the summer months, particularly in June, which can cause customers to purchase production animal health products in advance of actual usage. This kind of early purchasing may reduce the sales in the months these purchases would have typically been made. In the companion animal health products market, sales of flea, tick and heartworm products drive sales during the spring and summer months. See “Risk factors—Our quarterly operating results may fluctuate due to factors outside of management’s control.” Additionally, while we accrue rebates as they are earned, our rebates have historically been highest during the quarter ended December 31, since some of our manufacturers’ rebate programs are designed to include targets to be achieved on calendar year sales. We anticipate that this trend with respect to manufacturers’ rebate programs will continue.

Item 1A.	Risk Factors.

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

An outbreak of disease affecting animals, such as foot-and-mouth disease, avian flu and bovine spongiform encephalopathy, commonly referred to as “mad cow disease,” could result in the widespread destruction of affected animals and consequently result in a reduction in demand for animal health products, such as our pharmaceuticals, biologicals, and medicated additives, which represent a significant portion of our fiscal 2007 net sales. In addition, outbreaks of or concerns about these or other diseases could create unfavorable publicity that may have a material adverse effect on consumer demand for meat, dairy and poultry products, and, as a result, on our customers’ demand for the products we distribute. The outbreak of a disease among the companion animal population could cause a reduction in the demand for companion animals, which, in turn, could adversely affect our business.

Our inability to maintain relationships with manufacturers could have a material adverse effect on our business, financial condition and results of operations.

We distribute more than 40,000 products sourced from more than 1,500 manufacturers. We currently do not manufacture any of our products and are dependent on manufacturers for our supply of products. Our top 10 manufacturers supplied products accounted for approximately 64% of our purchases in fiscal 2007, and one manufacturer, Pfizer, Inc., or Pfizer, accounted for approximately 24% of our purchases.

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

The terms under which we purchase products from many manufacturers of animal health products entitle us to receive a rebate based on the attainment of various goals, including certain growth goals and sales targets. Rebates have a material impact on our profitability. We cannot assure you as to the amount of rebates that we will receive in any given year. Factors outside of our control, such as customer preferences or manufacturer supply issues, can have a material impact on our ability to achieve the growth goals established by our manufacturers, which may reduce the amount of rebates we receive. Many rebates apply at a rate determined in the contract (based on the goals set out in the contract) retroactive to the first dollar, so that if we materially miss a sales estimate it could cause us to reverse prior rebate accruals from prior quarters.

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

We are currently dependent to a significant degree upon the ability and experience of our senior executives, including President and Chief Executive Officer James Robison. We currently have employment agreements with these executives that contain non-competition restrictions following termination of employment. The loss of any of our senior executives could adversely affect our ability to conduct our operations or to achieve growth through acquisitions.

In addition, we are dependent upon group presidents and our sales representatives to market and sell our products and provide our services. These individuals develop relationships with our customers that could be damaged if these employees are not retained. Any failure on our part to hire, train and retain a sufficient number of qualified sales representatives would harm our business. We face intense competition for the hiring of these representatives. Any failure on our part to hire, train and retain a sufficient number of qualified sales representatives would damage our business. We generally enter into agreements that contain confidentiality and non-solicitation provisions with our employees.

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

As of June 30, 2007, we had outstanding indebtedness under our credit agreements of approximately $118.9 million. Our substantial indebtedness could have important consequences to you. For example, it could:

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

Furthermore, all of our indebtedness bears interest at floating rates. We currently hedge exposure for $95.0 million of our indebtedness with interest rate swap agreements that effectively convert our floating rate interest to fixed rates. For the indebtedness that remains subject to floating rate interest, if these rates were to increase significantly, our ability to borrow additional funds may be reduced and the risks related to our substantial indebtedness would intensify.

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

Over the past seven years, our net sales have grown by approximately 9.8% annually from $359.1 million in fiscal 2001 to $629.5 million in fiscal 2007. During that same period we have significantly expanded our operations in the United States. Our number of full-time employees increased by 211 individuals during that period.

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

Our balance sheet includes goodwill and other intangible assets. As of June 30, 2007, such amounts totaled approximately $137.1 million. A significant decline in the fair value of the Company could cause impairment of goodwill and other intangible assets. Under generally accepted accounting principles in the United States, if impairment of our goodwill or other intangible assets is determined, we will be required to record a charge to earnings in the period of such determination.

Risks related to the common stock and our capital structure

There is a limited history of a trading market for our common stock, and the market price of our common stock may be highly volatile or may decline regardless of our operating performance. As a result, our stockholders could lose a significant part of their investment.

There has only been a public market for our common stock since the completion of our initial public offering in January 2007. The trading market in our common stock has been and may continue to be volatile.

Broad market and industry conditions and trends may cause fluctuations in the market price of our common stock, regardless of our actual operating performance. An active trading market for shares of our common stock may not be sustained on a consistent basis. The public trading price for our common stock will be affected by a number of factors, including:

•	depth and liquidity of the market for our common stock;

•	investor perception of our business;

•	profit margins in the animal health products industry generally;

•	reported progress of our business, relative to investor expectations;

•	changes in earnings estimates, investors’ perceptions, recommendations by securities analysts or our failure to achieve analysts’ earning estimates;

•	quarterly variations in our or our competitors’ results of operations;

•	general market conditions and other factors unrelated to our operating performance or the operating performance of our competitors;

•	future sales of our common stock;

•	announcements by us, or our competitors, of acquisitions, significant contracts, or commercial relationships;

•	commencement of, or involvement in, litigation;

•	any major change in our board of directors or management;

•	changes in governmental regulations or in the status of our regulatory approvals;

•	a lack of, limited, or negative industry or security analyst coverage;

•	general economic and market conditions; and

•	the other factors described elsewhere in these “Risk Factors.”

As a result of these factors, our stockholders may not be able to resell their shares at, or above, their purchase price. In addition, the stock market in general, and the Nasdaq Global Market in particular, have experienced substantial price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of particular companies affected. These broad market and industry factors may materially harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of certain companies’ securities, securities class-action litigation has been instituted against these companies. Such litigation, if instituted against us, could adversely affect our business and results of operations.

Future sales of our shares could adversely affect the market price of our common stock.

We have only been a public company since January 2007. For the quarterly period ended June 30, 2007, the average daily trading volume of our common stock on the Nasdaq Global Market has been less than 107,000 shares. Any future sale by us or our current stockholders of our common stock in the public market, or the perception that sales could occur, could adversely affect the prevailing market price for our common stock.

Substantially all of the holders of our common stock who acquired their shares prior to our initial public offering have rights, subject to some limited conditions, to demand that we file a registration statement on their behalf to register their shares or that we include their shares in a registration statement that we file on our behalf or on behalf of other stockholders. If such demand rights are exercised pursuant to the terms and conditions of the registration rights agreement and we are required to file an additional registration statement, we will incur significant expenses in connection with the filing of such registration statement. Additionally, the filing of an additional registration statement at the request of the stockholders may divert the attention of our senior management from our business operations.

Our directors and certain significant stockholders exercise significant control over us.

Our directors and significant stockholders, including investment funds affiliated with Charlesbank Capital Partners LLC, or Charlesbank, and investment funds associated with Waddell & Reed, Inc., collectively control approximately 38% of our outstanding common stock. As a result, these stockholders, if they act together, are able to influence our management and affairs and all matters requiring stockholder approval in ways that may not align with your interest as a stockholder, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of us even if beneficial to you as a stockholder and might affect the market price of our common stock.

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

We do not currently intend to pay dividends on our common stock, and therefore you will likely not receive any return on your investment without selling your shares.

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

Item 1B.	Unresolved Staff Comments.

Not Applicable.

Item 2.	Properties.

We conduct our operations out of 75 locations throughout the United States, two affiliated locations in Canada, and one affiliated location in Taiwan. Properties include distribution locations, retail locations, a central replenishment and distribution center and our corporate headquarters. Our distribution locations range in size from 4,000 to 69,000 square feet. Our central replenishment and distribution facility in Memphis, Tennessee, is comprised of two buildings totaling 89,000 square feet under leases that expire in January 2012 and June 2014 respectively. Our west coast replenishment and distribution facility is located in Visalia, California, where we lease approximately 68,000 square feet under a lease that expires in December 2016. Our corporate headquarters are located in the Dallas/Fort Worth metropolitan area, where we lease approximately 153,000 square feet of commercial space under a lease that expires in August 2013. We own 29 locations, with the remainder leased under varying lease terms, ranging in maturities from two to ten years. Our facilities are in acceptable operating condition and generally adequate for current needs. We do not anticipate significant difficulty in obtaining lease renewals or alternate space as needed, although obtaining renewals or alternate space on acceptable terms cannot be assured.

Item 3.	Legal Proceedings.

We are involved in litigation from time to time in the ordinary course of our business. We are not currently involved in any outstanding litigation that we believe, individually or in the aggregate, will have a material adverse effect on our business, results of operations or financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our security holders during the fourth quarter of the year covered by this Annual Report on Form 10-K.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

As of June 30, 2007, there were approximately 129 holders of record. We completed our initial public offering in January 2007, prior to that time there was no public market for our common stock.

Our common stock has been quoted, as reported by Nasdaq, at a high of $15.74 and a low of $10.48 per share during the period of January 30, 2007 to August 31, 2007, is listed and traded on the Nasdaq Global Market under the symbol AHII.

The following table sets forth the range of high and low sales prices of our common stock since the closing of our initial public offering on February 5, 2007, as reported by the Nasdaq Global Market, for the period from January 30, 2007 to August 31, 2007. The quotations represent interdealer quotations, without adjustments for retail mark ups, mark downs, or commissions, and may not necessarily represent actual transactions.

	High	Low
FISCAL 2007
Third Quarter (commencing January 30, 2007)	$13.38	$11.41
Fourth Quarter	$14.88	$11.58

FISCAL 2008
First Quarter (through August 31, 2007)	$15.74	$10.48

Dividends

Our board of directors has discretion in determining whether to declare or pay dividends, which will depend upon our financial condition, results of operations, capital requirements and such other factors as the board of directors deems relevant. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business. Moreover, our credit agreements relating to our revolving credit facility and first lien term loan impose restrictions on our ability to declare and pay dividends. See “Risk factors—Risks related to the common stock, the offering and our capital structure—We do not currently intend to pay dividends on our common stock, and therefore you will likely not receive any return on your investment without selling your shares.”

In September 2006, we paid an aggregate dividend of approximately $53.3 million to the holders of shares of our preferred stock and an aggregate dividend of approximately $1.2 million to the holders of shares of our common stock. A portion of the dividend on the preferred stock reduced the aggregate liquidation amount that was due to holders of preferred stock upon the liquidation, dissolution or winding up of the Company, or, at the election of at least a majority of the shares of preferred stock, upon the closing of an extraordinary transaction. These dividends to our stockholders were special dividends and we do not currently anticipate that we will declare any dividends on our common stock in the future.

Securities Authorized For Issuance Under Equity Compensation Plans

Please see Part III for information regarding securities authorized for issuance under our equity compensation plans.

Recent Sales of Unregistered Securities

We did not sell any unregistered securities during the fiscal year ended June 30, 2007.

Use of Proceeds from Registered Securities

On January 30, 2007, our registration statement on Form S-1 (Registration No. 333-137656) was declared effective for our initial public offering, pursuant to which we offered and sold 11,800,000 shares of common stock and received net proceeds of approximately $90.3 million. Of the net proceeds from our initial public offering (i) $40.0 million was used to repay amounts owed under our $40.0 million second lien term loan, which had a stated interest rate equal to LIBOR plus 8.25% per annum and which was scheduled to mature on June 30, 2011 and (ii) $45.0 million was used to repay amounts owed under our $45.0 million second lien term loan, which had a stated interest rate equal to LIBOR plus 7.0% per annum and which was scheduled to mature on September 25, 2012. The remaining net proceeds of approximately $5.3 million were used during the three month period ended March 31, 2007 for working capital and general corporate purposes.

Issuer Purchases of Equity Securities

None.

Item 6.	Selected Financial Data.

All references to “Predecessor” refer to Walco Holdings, Inc. and its subsidiaries for all periods prior to the June 30, 2005 acquisition of Walco Holdings, Inc., which operated under a different ownership and capital structure.

The following selected consolidated financial data should be read in conjunction with, and is qualified by reference to, our consolidated financial statements and notes to those consolidated financial statements, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this annual report. The consolidated statement of operations data for the years ended June 30, 2005, 2006 and 2007, and the consolidated balance sheet data as of June 30, 2006 and 2007, are derived from our audited consolidated financial statements, which are included elsewhere in this annual report. The consolidated statement of operations data for the years ended June 30, 2003 and 2004, and the consolidated balance sheet data as of June 30, 2003, 2004 and 2005, are derived from our audited consolidated financial statements, which are not included in this annual report. Our historical results are not necessarily indicative of results to be expected for any future period.

Consolidated statement of operations data:

				Year ended June 30,
			Predecessor	Successor
(in thousands, except per share data and number of representatives)	2003	2004	2005	2006	2007
Net sales	$450,611	$502,686	$535,693	$571,192	$629,534
Direct cost of products sold	366,464	408,105	436,955	459,173	507,997

Gross profit	84,147	94,581	98,738	112,019	121,537
Selling, general, and administrative expenses(1)	66,047	70,238	72,954	81,428	88,117
Acquisition costs(2)	262	496	7,759	—	6
Depreciation and amortization(3)	3,570	3,156	3,149	6,414	6,504

Operating income	14,268	20,691	14,876	24,177	26,910
Other income (expense)
Interest expense	(5,758)	(4,984)	(5,071)	(13,726)	(18,307)
Other income	678	982	672	478	582

Income before income taxes	9,188	16,689	10,477	10,929	9,185
Income tax expense	(3,732)	(6,507)	(3,203)	(3,542)	(3,957)

Net income	$5,456	$10,182	$7,274	$7,387	$5,228

Per share data:
Earnings (loss) per common share
Basic
Common				$0.43	$(13.01)
Class A	$2.58	$4.80	$3.38
Class L	$2.58	$4.80	$3.38
Class W	$2.58	$4.80	$3.38

Diluted
Common				$0.43	$(13.01)
Class A	$2.56	$4.09	$2.82
Class L	$2.56	$4.09	$2.82
Class W	$2.56	$4.09	$2.82

Shares used in computing earnings per share:
Basic
Common				2,084	11,329
Class A	1,862	1,869	1,900
Class L	183	182	182
Class W	72	72	72

Diluted
Common				2,084	11,329
Class A	1,862	2,221	2,307
Class L	199	197	197
Class W	72	72	72

Consolidated balance sheet data:
Total assets	$164,415	$176,202	$197,449	$294,337	$330,034
Total current and long-term debt	81,389	73,766	61,633	137,634	118,886
Total stockholders' equity (deficit)	20,663	30,612	38,087	(3,179)	86,115
Cash dividend declared per common share	$—	$—	$—	$—	$0.52

Other data:
Adjusted EBITDA(4)	$18,778	$25,325	$26,456	$31,069	$34,002
Field sales representatives(5)	204	195	220	218	238

(1)	Selling, general, and administrative expenses include salary, wages, commissions, and related benefits of approximately $31,276, $38,464, $39,022, $43,958, and $47,619 for the years ended June 30, 2003, 2004, 2005, 2006, and 2007, respectively. Also includes management and advisory services fees paid to Bain Capital Partners, V, L.P. totaling $750 for each fiscal year ended June 30, 2003, 2004, and 2005, respectively. Also includes management and advisory service fees and reimbursement of out-of-pocket expenses paid to Charlesbank totaling $575, $664, and $146 for the years ended June 30, 2005, 2006, and 2007, respectively. Refer to note 10 of our consolidated financial statements included in this Report on Form 10-K for further information.

(2)	$7,759 and $496 represent costs incurred in connection with the sale of Predecessor on June 30, 2005. Refer to note 3 of our consolidated financial statements included in this Report on Form 10-K for further information. $262 and $6 represent costs of failed acquisitions.

(3)	Depreciation expense includes the depreciation of property, plant and equipment and other assets and was $3,261, $3,111, $3,114, $3,039, and $3,129 for the years ended June 30, 2003, 2004, 2005, 2006, and 2007, respectively.

(4)	Adjusted EBITDA represents net income before interest expense, income tax expense, depreciation and amortization, and acquisition costs. We present adjusted EBITDA as a supplemental performance measure because we believe it facilitates operating performance comparisons from period to period and company to company by backing out potential differences caused by variations in capital structures (affecting interest expense), tax positions (such as the impact on periods or companies of changes in effective tax rates or net operating losses), the age and book depreciation of fixed assets (affecting relative depreciation expense), the impact of purchase accounting and SFAS No. 142 (affecting depreciation and amortization expense) and the impact of non-recurring acquisition costs. Because adjusted EBITDA facilitates internal comparisons of our historical financial position and operating performance on a more consistent basis, we also use adjusted EBITDA in measuring our performance relative to that of our competitors and in evaluating acquisition opportunities. Adjusted EBITDA is not a measurement of our financial performance under generally accepted accounting principles in the United States, or GAAP, and should not be considered as an alternative to net income, operating income or any other performance measures derived in accordance with GAAP or as an alternative to cash flow from operating activities as a measure of our profitability or liquidity. We understand that although adjusted EBITDA is frequently used by securities analysts, lenders and others in their evaluation of companies, our calculation of adjusted EBITDA may not be comparable to other similarly titled measures of other companies. EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	Adjusted EBITDA does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debts;

•

Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and adjusted EBITDA does not reflect any cash requirements for such replacements; and

•	Other companies in our industry may calculate adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

The following table reconciles adjusted EBITDA to net income as determined in accordance with GAAP for the periods indicated:

	Year ended June 30,
			Predecessor	Successor
(in thousands)	2003	2004	2005	2006	2007
Net income	$5,456	$10,182	$7,274	$7,387	$5,228
Interest expense	5,758	4,984	5,071	13,726	18,307
Income tax expense	3,732	6,507	3,203	3,542	3,957
Depreciation and amortization	3,570	3,156	3,149	6,414	6,504
Acquisition costs	262	496	7,759	—	6

Adjusted EBITDA	$18,778	$25,325	$26,456	$31,069	$34,002

(5)	Number of sales representatives is measured at the end of the period. Field sales representatives typically service our customers in their surrounding geographical area on a weekly basis.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion should be read in conjunction with our consolidated financial statements and notes to those consolidated financial statements, included elsewhere in this Report on Form 10-K. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations. Factors that could cause such differences include those described in “Risk factors” and elsewhere in this Report on Form 10-K.

Overview

Based upon net sales, we are one of the largest distributors of animal health products in the United States. We sell more than 40,000 products sourced from over 1,500 manufacturers to over 65,000 customers, as well as provide consultative services to our customers in the highly fragmented animal health products industry. Products we distribute include pharmaceuticals, vaccines, parasiticides, diagnostics, capital equipment, sanitizers, devices and supplies. Our principal customers are veterinarians, production animal operators and animal health product retailers.

Our growth has primarily been derived from internal growth initiatives supported by select strategic acquisitions. Key factors and trends that have affected and we believe will continue to affect our operating results include:

•

Overall growth in the dairy industry. According to the United States Department of Agriculture (USDA) over the last several years the demand for dairy products has increased. As a result, the demand for production animal health products in the dairy market has increased. We have capitalized on this demand with increased sales of our dairy related production animal health products. We anticipate that this trend of growth in the dairy market will continue in the future and that we will be able to fulfill the corresponding demand for related production animal health products, resulting in increased sales and profitability.

•

Consolidation by our customers in the dairy industry. The dairy market is undergoing significant consolidation resulting in a shift towards larger operations. According to the USDA dairies with 500 or more cattle currently account for 45% of the milk producing cow population in the United States, as compared to 24% in 1997. Over the last several years we have leveraged our relationships with larger dairies and our national footprint to gain market share in the dairy related production animal health products market. We anticipate that this trend of dairy consolidation will continue and we will seek to continue to gain market share.

•

Our ability to negotiate favorable terms from our manufacturers. Based upon net sales, we are one of the largest distributors in the production animal health products market. We believe that due to our market position and local market share, we have been able to negotiate, in many instances, better prices and more favorable terms, including rebates and sales and placement incentives, from our manufacturers than our competitors.

•

Increased focus on companion animal customers. According to Sundale Research, over the last several years the market for companion animal health products has increased to approximately $3.1 billion. We believe this growth has been and will continue to be driven by the following trends:

•	widespread ownership of companion animals;

•	increased importance of companion animals in households;

•	growing awareness of companion animal health and wellness;

•	technology migration from the human life science product sector into the practice of veterinary medicine;

•	increased marketing programs sponsored by large pharmaceutical and companion animal nutrition companies; and

•	prolonged companion animal life spans creating demand for geriatric companion animal care products.

Over the past three years we have begun to penetrate the urban and suburban veterinarian markets. We believe that by leveraging our centralized procurement and inventory management model we are well positioned to develop a leading cost-to-serve position in the companion animal health products market and to continue to capture market share, resulting in increased sales and profitability. While we believe we are a leader in the companion animal health product market, the market is highly fragmented with numerous national, regional and local distributors, and a few of our competitors with bigger market share have greater financial and other resources than we do.

•

Changes in consumer preferences. The demand for production animal health products is heavily dependent upon consumer demand for beef, dairy, poultry and swine. The food industry in general is subject to changing consumer trends, demands and preferences. For example, changes in consumer diets may negatively affect consumer demand for beef, dairy, poultry or swine, and therefore reduce the demand for our production animal health products. During the previous downturns in these markets, we experienced declines in sales and profitability.

We generate revenue from our customers in three ways. Over 99% of our revenue is generated through “buy/sell” transactions. The remainder comes from consignment and agency transactions. In the “buy/sell” transactions, we take title to inventory from our manufacturers. We sell products to customers and invoice them. “Buy/sell” transactions are advantageous to us over other sales methods because we take title to the inventory and are able to promote these products on behalf of manufacturers and effectively manage the pricing and distribution of these products. For our consignment sales, we do not take title to the product, but we do stock and ship product to and invoice the customer. For our agency sales, we transmit orders from our customers to our manufacturers. The manufacturer ships the product directly to our customers and compensates us with a commission payment for handling the order from our customer and providing customer service. Manufacturers may occasionally switch between the “buy/sell” and agency methods for particular products. Currently and for the past three fiscal years, only one product with material sales has required treatment as a consignment sale.

Contracts with manufacturers are generally negotiated annually on a calendar year basis. Sales growth goals are negotiated and used to determine rebate achievement. Manufacturer rebates are classified in our accompanying consolidated statements of operations as a reduction of direct cost of products sold. Manufacturer rebates that are based on quarterly or annual goals have sales performance tracked continually versus the goal and rebate income adjusted accordingly.

Results of operations

The following table summarizes historical results of operations for the period from July 1, 2004 to June 30, 2007, on an actual basis and as a percentage of net sales.

All references to “Predecessor” refer to Walco Holdings, Inc. and its subsidiaries for all periods prior to the June 30, 2005 acquisition of Walco Holdings, Inc., which operated under a different ownership and capital structure.

Our gross profit may not be comparable to those of other entities, since some entities include all of the costs related to their distribution network in cost of goods sold and others, like us, exclude a portion of these costs from direct cost of products sold and include them instead in selling, general, and administrative expenses, and salaries, wages, commissions, and related benefits.

Summary consolidated results of operations table

	Predecessor	Successor
(dollars in thousands)	2005	2006	2007
Net sales	$535,693	$571,192	$629,534

Direct cost of products sold	436,955	459,173	507,997

Gross profit	98,738	112,019	121,537

Selling, general, and administrative expenses (includes salary, wages, commission, and related benefits)	72,954	81,428	88,117
Acquisition costs	7,759	—	6
Depreciation and amortization	3,149	6,414	6,504

Operating income	14,876	24,177	26,910

Other income (expense):
Interest expense	(5,071)	(13,726)	(18,307)
Other income	672	478	582

Income before income taxes	10,477	10,929	9,185

Income tax expense	(3,203)	(3,542)	(3,957)

Net income	$7,274	$7,387	$5,228

Net sales	100.00%	100.00%	100.00%

Direct cost of products sold	81.6%	80.4%	80.7%

Gross profit	18.4%	19.6%	19.3%

Selling, general, and administrative (includes salary, wages, commission, and related benefits)	13.6%	14.3%	14.0%
Acquisition costs	1.4%	0.0%	0.0%
Depreciation and amortization	0.6%	1.1%	1.0%

Operating income	2.8%	4.2%	4.3%

Other income (expense)
Interest expense	-0.9%	-2.4%	-2.9%
Other income	0.1%	0.1%	0.1%

Income before income taxes	2.0%	1.9%	1.5%

Income tax expense	-0.6%	-0.6%	-0.7%

Net income	1.4%	1.3%	0.8%

Fiscal 2007 compared to fiscal 2006

Net sales. Net sales increased $58.3 million, or 10.2%, to $629.5 million for the year ended June 30, 2007, from $571.2 million for the year ended June 30, 2006. The increase in net sales was primarily attributable to the addition of new customers, continued expansion into new territories, increased sales to existing customers, and the acquisitions of six companies during the year ended June 30, 2007. The number of field sales representatives increased to 238 as of June 30, 2007, from 218 as of June 30, 2006. The increase in field sales representatives allowed the Company to expand into additional territories and attract new customers.

Gross profit. Gross profit increased $9.5 million, or 8.5%, to $121.5 million for the year ended June 30, 2007, from $112.0 million for the year ended June 30, 2006. Gross profit as a percentage of sales was 19.3% for the year ended June 30, 2007, compared to 19.6% for the year ended June 30, 2006. The Company’s gross profit dollars increased as a result of sales growth but was slightly offset by an unfavorable shift in product mix to lower gross margin products and freight expense driven by an increase in fuel costs.

Selling, general, and administrative expenses. Selling, general, and administrative expenses, excluding depreciation and amortization, increased $6.7 million, or 8.2%, to $88.1 million for the year ended June 30, 2007, from $81.4 million for the year ended June 30, 2006. An increase in variable selling and administrative expenses was due to increased sales volume combined with $2.8 million of non-recurring legal expenses related to the settlement of a dispute with a vendor and $0.2 million of stock option expenses that represent the compensation expense recognized from the issuance of incentive stock options in January 2007 through June 30, 2007. Even with these increases, the fixed nature of certain expenses drove a decrease in selling, general and administrative expenses as a percent of sales from 14.3% for year ended June 30, 2006, to 14.0% for the year ended June 30, 2007.

Depreciation and amortization. Depreciation and amortization remained relatively constant at $6.5 million for the year ended June 30, 2007, as compared to $6.4 million for the year ended June 30, 2006.

Other expenses. Other expenses increased $4.5 million, or 33.8%, to $17.7 million for the year ended June 30, 2007, from $13.2 million for the year ended June 30, 2006. The increase in other expenses was due to an increase in interest expense of $4.6 million to $18.3 million in the year ended June 30, 2007, as compared to $13.7 million in the year ended June 30, 2006. This increase was due to $2.4 million of debt issue cost write-offs and early extinguishment penalties resulting from the pay off of the Second Lien Notes totaling $85.0 million, and additional debt primarily resulting from the September 2006 debt refinancing and higher interest rates.

Income tax expenses. Income tax expense increased $0.4 million or 11.7%, to $3.9 million for the year ended June 30, 2007, from $3.5 million for the year ended June 30, 2006. The effective tax rate was 43.1% and 32.4% for the years ended June 30, 2007 and 2006, respectively. This increase in the effective tax rate was attributable to a combination of factors including: 1) a reduction of deferred tax liabilities driven by the lowering of a state tax in the prior year that reduced the prior year’s tax rate, 2) a change in our blended state tax rate in 2007, and 3) permanent differences related to stock option and other expenses.

Fiscal 2006 compared to fiscal 2005

Net sales. Net sales increased $35.5 million, or 6.6%, to $571.2 million for the fiscal year ended June 30, 2006, from $535.7 million for the fiscal year ended June 30, 2005. This increase in net sales was primarily attributable to new products and our expansion into new territories offset by the impact of increased sales of approximately $6 million to our customers in late 2005 in advance of a price increase. We believe net sales attributable to new products were approximately $34.4 million and net sales attributable to the expansion of our products into new territories were approximately $5.5 million. The number of field sales representatives decreased to 218 as of June 30, 2006 from 220 as of June 30, 2005, while the number of inside sales representatives increased to 69 as of June 30, 2006 from 61 as of June 30, 2005. This increase in inside sales representatives allowed us to better utilize and support our field sales representatives in order to expand into additional territories and extend our geographic reach.

Gross profit. Gross profit increased by $13.3 million, or 13.5%, to $112.0 million for the fiscal year ended June 30, 2006, from $98.7 million for the fiscal year ended June 30, 2005. Gross profit as a percentage of net sales was 19.6% for the fiscal year ended June 30, 2006, compared to 18.4% in the prior year. Our gross profit benefited by approximately $6.5 million from an increase in net sales and by approximately $6.0 million in manufacturer rebates, which were based on the attainment of pre-specified growth goals.

Selling, general and administrative expenses. Selling, general and administrative expenses, excluding depreciation and amortization, increased by $8.4 million, or 11.6%, to $81.4 million for the fiscal year ended

June 30, 2006, from $73.0 million for the fiscal year ended June 30, 2005. This primarily resulted from an increase in variable expenses related to sales volume totaling $3.4 million, a non-recurring, non-cash reserve for potential litigation of $2.5 million, an increase in salaries and wages totaling $2.4 million and an increase in fuel costs of $1.1 million. The variable expenses which increased due to sales volume were predominately commissions. Salaries and wages were affected by merit adjustments of $0.9 million and additions of $1.0 million, primarily in the companion animal health products area.

Acquisition costs. There were no acquisition costs in the fiscal year ended June 30, 2006. Acquisition costs totaled $7.8 million in the fiscal year ended June 30, 2005, which primarily included legal costs and transaction bonuses associated with the acquisition of the Company by Charlesbank, which occurred on June 30, 2005.

Depreciation and amortization. Depreciation and amortization increased by $3.3 million, or 103.7%, to $6.4 million for the fiscal year ended June 30, 2006, from $3.1 million for the fiscal year ended June 30, 2005. The increase resulted from the amortization of intangible assets created in the June 30, 2005 acquisition of the Company by Charlesbank.

Other expenses. Other expenses increased $8.8 million, or 201.2%, to $13.2 million for the fiscal year ended June 30, 2006, from $4.4 million for the fiscal year ended June 30, 2005. The increase in other expenses was due to an increase in interest expense of $8.7 million to $13.7 million in the fiscal year ended June 30, 2006, as compared to $5.1 million in the prior year. This increase resulted from $85.9 million of additional debt incurred in the June 30, 2005 acquisition of the Company.

Income tax expenses. Income tax expense increased $0.3 million, or 10.6%, to $3.5 million for the fiscal year ended June 30, 2006, from $3.2 million for the fiscal year ended June 30, 2005. The effective tax rate was 32.4% and 30.6% for the fiscal years ended June 30, 2006 and 2005, respectively. The increase in our effective tax rate was attributable to the non-deductible amortization of intangible assets, beginning on July 1, 2005.

Seasonality of operating results

Historically, our quarterly sales and operating results have varied significantly, and will likely continue to do so in the future. Seasonality has been caused by product usage, climate changes, promotions, rebates and announced price increases. Historically, sales have been higher during the spring and fall months due to increased sales of production animal health products. The transportation of production animals during the spring and fall months drives seasonal product usage. The transportation of production animals occurs during various times in the animal’s life cycle. The cycle begins with the cow-calf stage where the calf is born and raised to six to eight months of age. At that point the calf moves to pasture for three to five months. The last movement occurs when the animal is placed in the feedyard. Movement and climate changes cause stress upon the animal, which increases the risk of disease. Thus, prior to each of these moves, the animal is typically treated for disease prevention. These buying patterns can also be affected by manufacturers’ and distributors’ marketing programs launched during the summer months, particularly in June, which can cause customers to purchase production animal health products in advance of actual usage. This kind of early purchasing may reduce the sales in the months these purchases would have typically been made. In the companion animal health products market, sales of flea, tick and heartworm products drive sales during the spring and summer months. See “Risk factors—Our quarterly operating results may fluctuate due to factors outside of management’s control.” Additionally, while we accrue rebates as they are earned, our rebates have historically been highest during the quarter ended December 31, since some of our manufacturers’ rebate programs are designed to include targets to be achieved on calendar year sales. We anticipate that this trend with respect to manufacturers’ rebate programs will continue.

For the reasons and factors discussed above, our quarterly operating results may fluctuate significantly. Accordingly, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year, and our sales for any particular future period may decrease. In the future, operating results may fall below the expectations of securities analysts and investors. If this occurs, the price of our stock would likely decrease.

Consolidated statements of operations for the quarter ended (unaudited)

(in thousands)	September 30, 2005	December 31, 2005	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006	March 31, 2007	June 30, 2007
Net sales	$127,740	$156,763	$139,843	$146,846	$145,702	$170,279	$153,874	$159,679
Direct cost of products sold	102,973	121,842	114,111	120,247	118,648	133,028	124,828	131,493

Gross profit	24,767	34,921	25,732	26,599	27,054	37,251	29,046	28,186
Selling, general, and administrative expenses(1)	18,918	22,777	19,258	20,475	20,120	22,660	21,406	23,931
Acquisition costs	—	—	—	—	—	—	5	1
Depreciation and amortization	1,581	1,632	1,593	1,608	1,540	1,623	1,657	1,684

Operating income	4,268	10,512	4,881	4,516	5,394	12,968	5,978	2,570
Other income (expense):
Other income	84	167	159	68	140	162	132	148
Interest expense	(3,250)	(3,545)	(3,415)	(3,516)	(4,090)	(5,810)	(5,874)	(2,533)

Income before income taxes	1,102	7,134	1,625	1,068	1,444	7,320	236	185
Income tax expense	(360)	(2,304)	(529)	(349)	(543)	(2,921)	(127)	(366	)(2)

Net income (loss)	$742	$4,830	$1,096	$719	$901	$4,399	$109	$(181)

(1)	Includes salaries, wages, commissions, and related benefits.

(2)	Includes adjustments to state income tax expense for the impact of the state tax rate change on our deferred tax balances and other miscellaneous items.

Liquidity and capital resources

The Company’s primary sources of liquidity are cash flows generated from operations, borrowings under the Company’s revolving credit facility established on June 30, 2005, and proceeds from the Company’s initial public offering. Funds are expended to provide working capital that enables the Company to maintain adequate inventory levels to promptly fulfill customer needs and expand operations. At June 30, 2007, the Company’s primary capital resources consisted of a $110.0 million revolving credit facility with outstanding borrowings totaling $72.3 million and a $45.0 million first lien term loan with remaining obligations totaling $44.7 million. The Company expects its capital resources to be sufficient to meet anticipated cash needs for at least the next twelve months, and it expects cash flows from operations to be sufficient to reduce outstanding borrowings under the Company’s revolving credit agreement.

Operating activities. For the year ended June 30, 2007, net cash provided by operating activities was $10.4 million, and was primarily attributable to $5.2 million in net income and $9.0 million of non-cash costs offset by a change in deferred income taxes of $2.6 million and an increase in working capital of $1.1 million. The non-cash costs included $6.6 million of depreciation and amortization and $2.2 million of debt issue cost amortization. The debt issue cost amortization includes the write-off of $1.5 million of debt issue costs resulting from the pay off of the Second Lien Notes. The change in working capital included an increase in inventory of $5.9 million and changes in income tax receivables/payables of $3.4 million, partially offset by an increase in accounts payable of $8.2 million. The increase in inventory resulted from a rise in inventory purchases that drove the corresponding increase in accounts payable. The change in income tax receivables/payables resulted from estimated tax payments partially offset by income tax accruals. For the fiscal year ended June 30, 2006, net cash provided by operating activities was $12.9 million, and was primarily attributable to net income of $7.4 million and non-cash costs of $7.3 million, consisting principally of depreciation and amortization. For the fiscal year ended June 30, 2005, net cash provided by operating activities was $8.6 million. Net income generated of $7.3 million and $3.8 million of non-cash costs (depreciation and amortization) were offset by an increase in working capital of $2.9 million. The change in working capital included increases in accounts receivable of $13.5 million and inventory of $7.8 million, offset by increases in accounts payable of $9.8 million and accrued liabilities of $9.7 million. The increase in accounts receivable resulted from an increase in sales during the last two weeks of June 2005 that was driven by customers buying product in advance of July 2005 vendor initiated price increases. The increase in accounts payable resulted from a rise in inventory purchases and the improvement of payables terms with larger vendors. The increase in accrued liabilities was primarily the result of accruals established for acquisition costs.

Investing activities. For the year ended June 30, 2007, net cash used for investing activities was $24.7 million, and was primarily attributable to $21.9 million, net of cash acquired, for the acquisition of six companies and purchases of property, plant and equipment of $3.6 million. For the fiscal year ended June 30, 2006, net cash used for investing activities was $3.9 million, and was primarily attributable to purchases of property, plant and equipment totaling $3.3 million. For the fiscal year ended June 30, 2005, net cash used for investing activities was $1.9 million. These funds were used to purchase $2.1 million of property, plant and equipment.

Financing activities. For the year ended June 30, 2007, net cash provided by financing activities was $18.8 million. Net proceeds from the issuance of common stock pursuant to the initial public offering totaling $90.3 million combined with borrowings received from a new $45.0 million first lien term loan and a new $45.0 million second lien term were partially offset by the payment in full of the outstanding $85.0 million balance of the Second Lien Notes the payment of $54.5 million in dividends to common and preferred stockholders, and the payment in full of the outstanding $26.5 million balance of the previous first lien term loan. A change in overdraft balances totaling $4.8 million accounted for the remainder of the increase in net cash provided by financing activities. For the fiscal year ended June 30, 2006, net cash used for financing activities was $13.6 million, and was primarily used to pay down the balances of the revolving credit facility and the $30.0 million first lien term loan. For the fiscal year ended June 30, 2005, net cash used for financing activities was $6.3 million, and was primarily attributable to repayments on the revolving credit facility and other long-term debt, as well as a change in overdraft balances.

Capital resources. In September 2006, the Company entered into a new $45.0 million first lien term loan and with borrowings thereunder paid in full the outstanding balance on the Company’s then existing $30.0 million first lien term loan and reduced borrowings under the Company’s revolving credit facility. The $45.0 million first lien term loan bears interest at an annual rate equal to LIBOR plus 3.0% and matures on May 31, 2011. Borrowings are collateralized by a first priority interest in and lien on all of the Company’s assets.

The outstanding borrowings under the Revolver bear interest, at the Company’s option, as follows: (1) an interest rate per annum equal to the sum of (a) the greater of (i) the Prime Rate in effect on such day, and (ii) the Federal Funds Effective Rate in effect for such day plus 1/2% and (b) the applicable margin or (2) an interest rate per annum equal to the sum of (a) the product of (i) the LIBOR Rate in effect for such Interest Period and (ii) the Statutory Reserves and (b) the applicable margin.

On January 30, 2007, the Form S-1 relating to the Company’s initial public offering of common stock was declared effective by the Securities and Exchange Commission. As a result, the Company issued 9,100,000 shares of common stock, which were subsequently sold to the public for $11.00 per share. In February 2007, the Company received net proceeds of $90.3 million after deducting underwriting discounts and offering commissions, fees, and expenses. As disclosed in the Company’s Form S-1, the Company used the proceeds to pay off the Second Lien Notes totaling $85.0 million with the remainder used for working capital and general corporate purposes.

During April 2007, the Company entered into interest rate swap agreements at an interest rate of 4.95% on $95.0 million of its debt in order to manage exposure to interest rate changes related to these borrowings. The interest rate swaps effectively converted $95.0 million of debt from floating to fixed interest rates. At June 30, 2007, the fair market value of the interest rate swap agreements was $0.9 million. The Company does not engage in financial transactions for speculative purposes and therefore holds no derivative instruments for trading purposes.

Interest rates ranged from 6.88% to 13.60% as of June 30, 2006 and from 6.73% to 8.38% as of June 30, 2007. Additionally, the Company is required to pay a commitment fee on the daily unused amount of the revolving credit facility at a per annum rate of 0.25%. The Credit Agreements contain certain affirmative and negative covenants, which require, among other things, that the Company meet certain financial ratio covenants and limit certain capital expenditures. The most restrictive covenant relates to the creation or assumption of additional indebtedness. The Company was in compliance with all covenants at June 30, 2006 and 2007.

Off-Balance Sheet Arrangements

As of June 30, 2007, we did not have any off-balance sheet arrangements other than the operating lease commitments in the contractual obligations table below.

Contractual obligations

Our contractual obligations as of June 30, 2007 mature as follows:

				Payments Due by Period
(in thousands)	Total	1 Year or Less	2-3 Years	4-5 Years	More than 5 Years
Line-of-credit to banks	$72,322	$—	$72,322	$—	$—
Operating lease commitments	20,025	4,025	6,840	5,116	4,044
Long-term debt obligations (including current portion)	46,564	1,363	2,001	43,200	—
Interest on long-term debt and line-of-credit(1)	22,892	6,524	12,714	3,654	—

Total contractual obligations(2)	$161,803	$11,912	$93,877	$51,970	$4,044

(1)	Future interest payments are calculated based on the assumption that all debt is outstanding until maturity. For debt instruments with variable interest rates, interest has been calculated for all future periods using the rates in effect as of June 30, 2007.

(2)	There are some purchase obligations under purchase contracts, but management does not believe that they are material.

Inflation

Most of our operating expenses are inflation-sensitive, with inflation generally producing increased costs of operations. During the past three years, the most significant effects of inflation have been on freight and fuel costs, employee wages and costs of products. Historically, we have been proactive in addressing inflation in attempts to limit its effects through the enactment of cost control initiatives.

Critical accounting policies

The SEC recently issued disclosure guidance for “critical accounting policies.” The SEC defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

Our significant accounting policies are described in note 2 to our consolidated financial statements. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, our management is required to make certain estimates and assumptions during the preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States. These estimates and assumptions impact the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period they are determined to be necessary. Actual results could differ from those estimates. The following are descriptions of some of our critical accounting policies that are impacted by such judgments, assumptions and estimates:

Revenue recognition. Revenues are recognized when title passes according to shipping terms. Provision for sales returns is recorded at the time of sale for estimated products returned by customers. Provision for sales discounts is recorded at the time of sale.

Manufacturer rebates. Inventory rebates are recognized when estimable and probable and include inventory purchase rebates and sales-related rebates. Inventory purchase rebates received are capitalized into inventory while sales-related rebates are recorded as a reduction of cost of products sold. Historically, actual results have not significantly deviated from those determined using the estimates described above. We expect that our future estimates will continue to be reasonable as our rebates are based upon specific vendor program goals and are recorded each month based principally upon achievement of sales performance measures.

Goodwill and other intangible assets. At June 30, 2006 and 2007, the Company performed its annual impairment test, and no impairment was noted. The impairment test is performed by comparing the Company’s estimated fair value to the carrying amount of its goodwill and other nonamortizing intangible assets. If the carrying amount exceeds the fair value, an impairment loss would be recognized in an amount equal to the excess. The Company will continue to evaluate goodwill and other nonamortizing intangible assets consisting of trademarks and trade names for potential impairment based upon any changes to the Company’s operations or its operating business environment. Amortizing intangible assets including customer relationships and noncompete agreements are being amortized over their estimated useful lives of twelve and eight years, respectively.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed to certain market risks arising from transactions that are entered into in the normal course of business. As part of our financial risk management program, we use certain derivative financial instruments to manage these risks. The Company does not engage in financial transactions for speculative purposes and therefore holds no derivative instruments for trading purposes. The Company’s exposure to market risk for changes in interest rates relates to variable interest rates on borrowings under the Company’s credit agreements. During April 2007, the Company entered into interest rate swap agreements at an interest rate of 4.95% on $95.0 million of its debt in order to manage exposure to interest rate changes related to these borrowings. This interest rate swaps effectively converted $95.0 million of debt from floating to fixed interest rates. At June 30, 2007, the fair value of the interest rate swap agreements was $0.9 million. At June 30, 2007, $22.0 million of the Company’s debt remained subject to market risk for changes in interest rates. If the weighted average interest rate on the Company’s remaining variable rate indebtedness rose 76 basis points (a 10.0% change from the calculated weighted average interest rate as of June 30, 2007), assuming no change in the Company’s outstanding balance under its revolving credit facility and $45.0 million first lien term loan, the

Company’s annualized income before taxes and cash flows from operating activities would decline by approximately $0.2 million. If the weighted average interest rate on the Company’s remaining variable rate indebtedness decreased 76 basis points (a 10.0% change from the calculated weighted average interest rate as of June 30, 2007), assuming no change in the Company’s outstanding balance under its revolving credit facility and $45.0 million first lien term loan, the Company’s annualized income before taxes and cash flows from operating activities would increase by approximately $0.2 million.

Item 8.	Financial Statements and Supplementary Data.

The consolidated financial statements and related financial statement schedules required to be filed are indexed on page F-1 and are incorporated herein.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer believe that as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level. We will continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Certain information required by this Item 10 relating to our directors and executive officers is incorporated by reference herein from our proxy statement in connection with our 2007 annual meeting of stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended June 30, 2007.

Audit Committee Financial Expert

Our board of directors has determined that each of Messrs. Rosen, Biegler, Oelkers, and Steinhart qualifies as an “audit committee financial expert” as defined in Item 401(h) of Regulation S-K, and that each of Messrs. Biegler, Oelkers, and Steinhart are “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Code of Ethics

We have adopted a code of ethics that applies to all employees, including our principal executive officer, principal financial officer, and principal accounting officer. A copy of our Code of Business Conduct and Ethics is provided on Exhibit 14.1 hereto. A copy of our Code of Business Conduct and Ethics is also available on our website at www.ahii.com and we will send a paper copy to any stockholder who submits a request in writing to our General Counsel.

Item 11.	Executive Compensation.

Certain information required by this Item 11 relating to remuneration of directors and executive officers and other transactions involving management is incorporated by reference herein from our proxy statement in connection with our 2007 annual meeting of stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended June 30, 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Certain information required by this Item 12 relating to security ownership of certain beneficial owners and management is incorporated by reference herein from our proxy statement in connection with our 2007 annual meeting of stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended June 30, 2007. For information on securities authorized for issuance under equity compensation plans, see the section entitled “Market for Registrant’s Common Equity and Related Stockholders Matters” in Part II, Item 5 in this Annual Report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Certain information required by this Item 13 relating to certain relationships and related transactions is incorporated by reference herein from our proxy statement in connection with our 2007 annual meeting of stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended June 30, 2007.

Item 14.	Principal Accounting Fees and Services.

Certain information required by this Item 14 regarding principal accounting fees and services is set forth under “Matters Concerning Our Independent Registered Public Accounting Firm” in our proxy statement in connection with our 2007 annual meeting of stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended June 30, 2007.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(1)	Financial Statements: Reference is made to the Index to Financial Statements and Financial Statement Schedule in the section entitled “Financial Statements and Supplementary Data” in Part II, Item 8 of this Annual Report on Form 10-K.

(2)	Financial Statement Schedule: Reference is made to the Index to Financial Statements and Financial Statement Schedule in the section entitled “Financial Statements and Supplementary Data” in Part II, Item 8 of this Annual Report on Form 10-K. Schedules not listed above are omitted because they are not required or because the required information is given in the consolidated financial statements or notes thereto.

(3)	Exhibits: Exhibits are as set forth in the section entitled “Exhibit Index” which follows the section entitled “Signatures” in this Annual Report on Form 10-K. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference rooms maintained by the SEC in Washington, D.C., New York, New York, and Chicago, Illinois. Please call the SEC at 1-800-SEC-0330 for further information on the public reference rooms. SEC filings are also available to the public from commercial document retrieval services and at the Web site maintained by the SEC at http://www.sec.gov.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Animal Health International, Inc.

Date: September 18, 2007	/s/ WILLIAM F. LACEY
William F. Lacey
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOWN ALL MEN BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints each of James C. Robison and William F. Lacey such person’s true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for such person and in such person’s name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that any said attorney-in-fact and agent, or any substitute or substitutes of any of them, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES C. ROBISON James C. Robison	Chief Executive Officer, President and Chairman (Principal Executive Officer)	September 18, 2007

/s/ WILLIAM F. LACEY William F. Lacey	Sr. Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	September 18, 2007

/s/ MICHAEL EISENSON Michael Eisenson	Director	September 18, 2007

/s/ MARK ROSEN Mark Rosen	Director	September 18, 2007

/s/ BRANDON WHITE Brandon White	Director	September 18, 2007

/s/ RONALD STEINHART Ronald Steinhart	Director	September 18, 2007

/s/ DAVID BIEGLER David Biegler	Director	September 18, 2007

/s/ ROBERT OELKERS Robert Oelkers	Director	September 18, 2007

Animal Health International, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Animal Health International, Inc.:

We have audited the accompanying consolidated balance sheets of Animal Health International, Inc. and subsidiaries (Successor) as of June 30, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended and cash flows on June 30, 2005 (Successor periods) and the consolidated statements of operations, stockholders’ equity, and cash flows of Walco Holdings, Inc. (Predecessor) for the year ended June 30, 2005 (Predecessor period). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the aforementioned Successor consolidated financial statements present fairly, in all material respects, the financial position of Animal Health International, Inc. and subsidiaries as of June 30, 2007 and 2006, and the results of their operations and their cash flows for the Successor periods in conformity with U.S. generally accepted accounting principles. Further, in our opinion, the aforementioned Predecessor consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Walco Holdings, Inc. for the Predecessor period, in conformity with U.S. generally accepted accounting principles.

As discussed in note 3 to the consolidated financial statements, effective June 30, 2005, Animal Health International, Inc. acquired all of the outstanding stock of Walco Holdings, Inc. in a business combination accounted for as a purchase. As a result of the acquisition, the consolidated financial information for the periods after acquisition is presented on a different cost basis than that for the periods before acquisition and, therefore, is not comparable.

As discussed in note 2 to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” in fiscal year 2007.

/s/ KPMG LLP

Dallas, Texas

September 18, 2007

ANIMAL HEALTH INTERNATIONAL, INC.

Consolidated balance sheets

June 30, 2006 and 2007

(In thousands, excluding share information)

	June 30, 2006	June 30, 2007
Assets

Current assets:
Cash and cash equivalents	$3,036	$7,751
Accounts receivable, net	70,178	73,958
Current portion of notes receivable	54	63
Income tax receivable	232	1,285
Merchandise inventories, net	71,679	80,848
Deferred income taxes	3,063	4,127
Prepaid expenses	1,520	2,159

Total current assets	149,762	170,191

Noncurrent assets:
Notes receivable, net of current portion	684	401
Property, plant, and equipment, net	16,045	17,253
Goodwill	59,939	78,598
Customer relationships	32,711	29,737
Noncompete agreements	2,791	2,390
Trademarks and trade names	26,260	26,360
Debt issue costs and other assets, net of accumulated amortization of $807 and $830, respectively	6,145	5,104

Total assets	$294,337	$330,034

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$65,077	$81,976
Accrued liabilities	18,100	15,644
Current portion of long-term debt	81,759	1,363

Total current liabilities	164,936	98,983

Noncurrent liabilities:
Long-term debt, net of current portion	55,875	117,523
Deferred lease incentives	1,964	1,736
Deferred income taxes	27,241	25,677

Total liabilities	250,016	243,919

Commitments and contingencies (note 13)

Redeemable preferred stock, par value $0.01 per share. Authorized 3,500,000 and 0 shares, respectively, and issued and outstanding 2,122,431 and 0 shares, respectively	47,500	—

Stockholders’ equity:

Preferred stock, par value $0.01 per share. Authorized 0 and 10,000,000 shares, respectively, and issued and outstanding 0 shares	—	—
Common stock, par value $0.01 per share. Authorized 15,000,000 and 90,000,000 shares, respectively, issued 2,259,991 and 24,329,670 shares, respectively, and outstanding 2,259,991 and 24,329,670 shares, respectively	23	243
Additional paid-in capital	(9,405)	128,367
Accumulated earnings (deficit)	6,446	(42,826)
Accumulated other comprehensive income (loss)	(243)	331

Total stockholders’ equity (deficit)	(3,179)	86,115

Total liabilities and stockholders’ equity (deficit)	$294,337	$330,034

See accompanying notes to consolidated financial statements.

ANIMAL HEALTH INTERNATIONAL, INC.

Consolidated statements of operations

Years ended June 30, 2005, 2006, and 2007

(In thousands, except per share data)

All references to “Predecessor” refer to Walco Holdings, Inc. and its subsidiaries for all periods prior to the June 30, 2005 acquisition of Walco Holdings, Inc., which operated under a different ownership and capital structure.

	Year ended June 30,
	2005	2006	2007
	(Predecessor)	(Successor)
Net sales	$535,693	$571,192	$629,534

Costs and expenses:
Direct cost of products sold (excludes depreciation and amortization)	436,955	459,173	507,997
Salaries, wages, commissions, and related benefits	39,022	43,958	47,619
Selling, general, and administrative	33,932	37,470	40,498
Acquisition costs	7,759	—	6
Depreciation and amortization	3,149	6,414	6,504

Operating income	14,876	24,177	26,910
Other income (expense):
Other income	672	478	582
Interest expense	(5,071)	(13,726)	(18,307)

Income before income taxes	10,477	10,929	9,185
Income tax expense	(3,203)	(3,542)	(3,957)

Net income	$7,274	$7,387	$5,228
Preferred stock dividend	—	(941)	(53,323)
Deemed dividend upon conversion of preferred stock	—	—	(95,227)
Preferred stock participation in undistributed earnings	—	(5,554)	(4,062)

Net income (loss) available to common shareholders	$7,274	$892	$(147,384)

Earnings (loss) per common share:
Basic
Common		$0.43	$(13.01)
Class A	$3.38
Class L	$3.38
Class W	$3.38
Diluted
Common		$0.43	$(13.01)
Class A	$2.82
Class L	$2.82
Class W	$2.82

Shares used in computing earnings per share:
Basic
Common		2,084	11,329
Class A	1,900
Class L	182
Class W	72
Diluted
Common		2,084	11,329
Class A	2,307
Class L	197
Class W	72

See accompanying notes to consolidated financial statements.

ANIMAL HEALTH INTERNATIONAL, INC.

Consolidated statements of stockholders’ equity

Years ended June 30, 2005, 2006, and 2007

(In thousands, excluding share information)

All references to “Predecessor” refer to Walco Holdings, Inc. and its subsidiaries for all periods prior to the June 30, 2005 acquisition of Walco Holdings, Inc., which operated under a different ownership and capital structure.

	Common stock								Additional paid-in capital	Treasury stock	Accumulated earnings/ (deficit)	Accumulated other comprehensive income	Distribution in excess of predecessor basis	Total
			Class A		Class L		Class W
	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount	Number of shares	Amount
Predecessor
Balance, June 30, 2004	—	$—	1,877,225	$2	184,375	$—	72,000	$—	$29,102	$(381)	$5,145	$52	$(3,308)	$30,612
Exercise of stock options	—	—	28,770	—	—	—	—	—	67	—	—	—	—	67
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	—	—	7,274	—	—	7,274
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	134	—	134

Total comprehensive income														7,408

Balance, June 30, 2005 prior to acquisition	—	$—	1,905,995	$2	184,375	$—	72,000	$—	$29,169	$(381)	$12,419	$186	$(3,308)	$38,087

Successor
Redemptions pursuant to acquisition	—	$—	(1,905,995)	$(2)	(184,375)	$—	(72,000)	$—	$(29,169)	$381	$(12,419)	$(186)	$3,308	$(38,087)
Issuances pursuant to acquisition	1,563,825	16	—	—	—	—	—	—	41	—	—	—	—	57
Deemed dividend for management’s continued ownership interest	—	—	—	—	—	—	—	—	(9,465)	—	—	—	—	(9,465)

Balance, June 30, 2005	1,563,825	16	—	—	—	—	—	—	(9,424)	—	—	—	—	(9,408)
Issuance of common stock	696,166	7	—	—	—	—	—	—	19	—	—	—	—	26
Dividend on preferred stock	—	—	—	—	—	—	—	—	—	—	(941)	—	—	(941)
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	—	—	7,387	—	—	7,387
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	(243)	—	(243)

Total comprehensive income														7,144

Balance, June 30, 2006	2,259,991	23	—	—	—	—	—	—	(9,405)	—	6,446	(243)	—	(3,179)

Dividend on common stock of $0.52 per share	—	—	—	—	—	—	—	—	—	—	(1,177)	—	—	(1,177)
Dividend on preferred stock of $25.12 per share	—	—	—	—	—	—	—	—	—	—	(53,323)	—	—	(53,323)
Forfeiture of common stock	(5,503)	(1)	—	—	—	—	—	—	—	—	—	—	—	(1)
Conversion of preferred stock into common stock	12,975,182	130	—	—	—	—	—	—	47,370	—	—	—	—	47,500
Sale of common stock under initial public offering	9,100,000	91	—	—	—	—	—	—	102,088	—	—	—	—	102,179
Costs directly associated with initial public offering	—	—	—	—	—	—	—	—	(11,910)	—	—	—	—	(11,910)
Issuance of stock options	—	—	—	—	—	—	—	—	224	—	—	—	—	224
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	—	—	5,228	—	—	5,228
Unrealized gain on derivative instrument, net of tax	—	—	—	—	—	—	—	—	—	—	—	535	—	535
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	39	—	39

Total comprehensive income														5,802

Balance, June 30, 2007	24,329,670	$243	—	$—	—	$—	—	$—	$128,367	$—	$(42,826)	$331	$—	$86,115

See accompanying notes to consolidated financial statements.

ANIMAL HEALTH INTERNATIONAL, INC.

Consolidated statements of cash flows

Years ended June 30, 2005, 2006, and 2007 and on

June 30, 2005

(In thousands)

All references to “Predecessor” refer to Walco Holdings, Inc. and its subsidiaries for all periods prior to the June 30, 2005 acquisition of Walco Holdings, Inc., which operated under a different ownership and capital structure.

	Year ended 2005	On June 30 2005	Year ended 2006	Year ended 2007
	(Predecessor)	(Successor)
Cash flows from operating activities:
Net income	$7,274	$—	$7,387	$5,228
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,149	—	6,414	6,556
Amortization of debt issue costs	640	—	807	2,214
Stock option expense	—	—	—	224
(Gain) loss on sale of equipment	(292)	—	36	(26)
Deferred income taxes	693	—	(3,649)	(2,629)
Deferred lease incentives	—	—	2,020	(52)
Changes in assets and liabilities:
Accounts receivable	(13,491)	—	1,907	1,363
Merchandise inventories	(7,785)	—	(796)	(5,935)
Income taxes receivable/payable	(1,240)	—	1,256	(3,353)
Prepaid expenses	182	—	(118)	(509)
Accounts payable	9,813	—	(9,733)	8,171
Accrued liabilities and other	9,662	—	7,335	(822)

Net cash provided by operating activities	8,605	—	12,866	10,430

Cash flows from investing activities:
Purchase of property, plant, and equipment	(2,139)	—	(3,300)	(3,567)
Purchase of other assets	(330)	—	(1,526)	(395)
Acquisition of Predecessor, net of cash acquired	—	(122,036)	—	—
Business acquisitions, net of cash acquired (includes $1,376 of direct acquisition costs)	—	—	—	(21,936)
Purchase price adjustments	—	—	536	742
Proceeds from sale of equipment	499	—	92	206
Net changes in notes receivable	39	—	252	275

Net cash used for investing activities	(1,931)	(122,036)	(3,946)	(24,675)

Cash flows from financing activities:
Repayment of long-term debt	(563)	(12,055)	(3,794)	(112,381)
Borrowings of long-term debt	—	70,000	—	90,002
Net borrowings (repayments) under revolving credit facilities	(11,698)	(49,284)	(6,093)	1,188
Net borrowings under new revolving credit facility	—	77,228	—	—
Debt issue costs	(107)	(3,827)	(175)	(630)
Change in overdraft balances	6,024	—	(2,589)	4,833
Proceeds from the issuance of preferred stock	—	47,500	—	—
Dividend on preferred stock	—	—	(941)	(53,323)
Dividend on common stock	—	—	—	(1,177)
Net proceeds from the issuance of common stock	—	57	26	90,269
Proceeds from the exercise of stock options	67	—	—	—

Net cash provided by (used for) financing activities	(6,277)	129,619	(13,566)	18,781
Effect of exchange rate changes on cash and cash equivalents	104	—	99	179

Net increase (decrease) in cash and cash equivalents	501	7,583	(4,547)	4,715
Cash and cash equivalents, beginning of year	4,630	—	7,583	3,036

Cash and cash equivalents, end of year	$5,131	$7,583	$3,036	$7,751

See accompanying notes to consolidated financial statements.

ANIMAL HEALTH INTERNATIONAL, INC.

Notes to consolidated financial statements

June 30, 2006 and 2007

(Dollars in thousands)

(1) Organization

Animal Health International, Inc. (the Company or Successor), formerly known as Walco International Holdings, Inc., was incorporated in June 2005 in Delaware. Through its wholly owned subsidiary, Walco International, Inc., the Company’s primary business activity is the sale and distribution of animal health products, supplies, services and technology through operating divisions located throughout the United States and Canada. On June 30, 2005, the Company acquired Walco Holdings, Inc. (Predecessor) (note 3).

(2) Summary of significant accounting policies

(a) Basis of consolidation

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, and Predecessor. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

(d) Rebates

Inventory rebates are recognized when estimable and probable and include inventory purchase rebates and sales-related rebates. Inventory purchase rebates received are capitalized into inventory while sales-related rebates are recorded as a reduction of cost of sales.

(e) Shipping and handling

The Company and Predecessor invoice certain customers for shipping and handling. This revenue is included in net sales and was approximately $814, $905, and $1,058 for the years ended June 30, 2005, 2006, and 2007, respectively. The costs associated with shipping and handling are reflected in direct cost of products sold

ANIMAL HEALTH INTERNATIONAL, INC.

Notes to consolidated financial statements—(continued)

June 30, 2006 and 2007

(Dollars in thousands)

in the consolidated statements of operations and were approximately $8,481, $9,302, and $10,238 for the years ended June 30, 2005, 2006, and 2007, respectively.

(f) Rent expense

Minimum rental expenses are recognized on a straight-line basis over the term of the lease. The Company recognizes minimum rent starting when possession of the property is taken from the landlord. When a lease contains a predetermined fixed escalation of the minimum rent, the Company recognizes the related rent expense on a straight-line basis and records the difference between the recognized rental expense and the amounts payable under the lease as deferred lease incentives. Tenant allowances received are reflected in deferred lease incentives and amortized on a straight-line basis as a reduction to rent expense over the term of the lease.

(g) Cash and cash equivalents

All highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. These amounts are stated at cost, which approximates fair value. Book overdrafts totaling $11,728 and $16,561 at June 30, 2006 and 2007, respectively, are classified as accounts payable in the consolidated balance sheets.

(h) Accounts receivable

Accounts receivable consist primarily of receivables from trade customers. The Company records a provision for doubtful accounts to allow for any amounts which may be unrecoverable. This allowance is based upon an analysis of historical write-offs and is adjusted as necessary to reserve for specific accounts that are judged to be potentially uncollectible. Specific accounts determined to be uncollectible are written-off against the allowance.

(i) Merchandise inventories

Merchandise inventories are stated at the lower of average cost or market. Inventories include the cost of product, net of purchase rebates, and inbound freight, and primarily consist of finished goods stored in warehouses.

(j) Property, plant, and equipment

Property, plant, and equipment are recorded at cost. Depreciation is determined for financial reporting purposes primarily using the straight-line method over the estimated useful lives of the assets, which are as follows (in years):

Buildings and improvements	10-40
Leasehold improvements	5-10
Equipment:
Warehouse	3-8
Automotive	3-8
Computer hardware and software	3-5
Office	3-8

ANIMAL HEALTH INTERNATIONAL, INC.

Notes to consolidated financial statements—(continued)

June 30, 2006 and 2007

(Dollars in thousands)

Expenditures for renewals and betterments are capitalized, and maintenance and repairs are expensed as incurred to operations. Depreciation expense was $2,797, $2,759, and $2,795 for the years ended June 30, 2005, 2006, and 2007, respectively. The Company periodically reviews long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable as prescribed by Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 requires that if the sum of the undiscounted expected future cash flows from an asset is less than the carrying value of the asset, impairment must be recognized in the financial statements by writing down the asset to its fair value.

(k) Goodwill and other intangible assets

At June 30, 2006 and 2007, the Company performed its annual impairment test, and no impairment was noted. The impairment test is performed by comparing the Company’s estimated fair value to the carrying amount of its goodwill and other nonamortizing intangible assets. If the carrying amount exceeds the fair value, an impairment loss would be recognized in an amount equal to the excess. The Company will continue to evaluate goodwill and other nonamortizing intangible assets consisting of trademarks and trade names for potential impairment based upon any changes to the Company’s operations or its operating business environment. Amortizing intangible assets including customer relationships and noncompete agreements are being amortized over their estimated useful lives of twelve and eight years, respectively.

(l) Debt issue costs and other assets

Debt issue costs are capitalized and amortized to interest expense over the term of the underlying debt utilizing the effective interest method. Other assets include equipment held for lease, which are amortized over their useful lives, and investments, which are recorded at cost.

(m) Stock options

In December 2004, the FASB issued SFAS 123 (Revised), Share-Based Payment (SFAS 123(R)). SFAS 123(R) replaces SFAS 123, Accounting for Stock-based Compensation, as amended by SFAS 148, Accounting for Stock-based Compensation—Transition and Disclosure, and supersedes Accounting Principles Board No. 25, Accounting for Stock Issued to Employees. The new statement requires companies to recognize expense for stock-based compensation in the statement of income and was adopted by the Company on July 1, 2006.

Concurrent with the effective date of the initial public offering, the Company issued options to purchase an aggregate of 749,300 shares under terms established by the 2007 Stock Option and Incentive Plan, which was adopted by the Company’s Board of Directors and approved by stockholders in January 2007. An additional 9,500 options were issued in May 2007. All options issued during 2007 were incentive stock options. The Company reserved 2,500,000 shares of its common stock for the issuance of awards under the 2007 Option and Incentive Plan. The options vest over a four-year period, carry a ten-year term, and have an exercise price of $11.00 per share for the initial 749,300 shares and $13.53 per share for the subsequent 9,500 shares. Options are not performance based and vest with continued employment. Unexercised options may be forfeited in the event of termination of employment. No options were vested or exercised as of June 30, 2007.

No stock options were issued by, nor were there any outstanding for the Company prior to January 2007. As such, the Company adopted the fair-value-based method of accounting for SFAS 123(R) using the prospective

ANIMAL HEALTH INTERNATIONAL, INC.

Notes to consolidated financial statements—(continued)

June 30, 2006 and 2007

(Dollars in thousands)

method. The Company uses the Black-Scholes formula to estimate the value of stock options granted to employees and expects to continue to use this option valuation model. The Company includes a forfeiture estimate in the amount of compensation expense being recognized. The forfeiture estimate is based on historical employee turnover rates. The estimated fair value of the options is amortized to expense on a straight-line basis over the four-year vesting period.

The following weighted average assumptions were used for the 2007 option grants: risk-free interest rate of 5.1%, dividend yield of 0%, annual volatility factor of the expected market price of the Company’s common stock of 21.6%, estimated forfeiture rate of 8.4%, and an expected life of the options of 4.5 years. The risk-free interest rate was determined based or a yield curve of U.S. Treasury rates ranging from one month to ten years and a period commensurate with the expected life of the options granted. Expected volatility was established based on historical volatility of the stock prices of other companies in industries similar to the Company. Based on these assumptions, the 2007 options were valued at $2.87 per share. Total compensation expense for these options totals $2,154 with $539 to be charged to compensation expense each year over the four-year vesting period. For the year ended June 30, 2007, compensation expense related to these options totaled $224.

A summary of stock option activity is as follows:

	Options	Weighted average exercise prices	Weighted average fair value at grant date	Weighted average remaining contractual term (years)	Total intrinsic value
Balance at July 1, 2006	—	$—	$—
Granted	758,800	11.03	2.87
Exercised	—	—	—
Forfeited	12,500	11.00	2.87

Balance at March 31, 2007	746,300	$11.03	$2.87	9.6	$2,582

ANIMAL HEALTH INTERNATIONAL, INC.

Notes to consolidated financial statements—(continued)

June 30, 2006 and 2007

(Dollars in thousands)

(n) Earnings per share

Earnings per share reflects application of the two class method. All classes of common stock in the Predecessor periods participate pro rata in dividends and in the Successor period, the Preferred stock participates pro rata in dividends with common stock. Therefore, the two class method of calculating earnings per share has been applied as required by EITF 03-6. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted earnings per share, the basic weighted average number of shares is increased by the dilutive effect of stock options determined using the treasury stock method. The components of basic and diluted earnings per share are as follows (in thousands, except per share amounts):

	June 30
	2005	2006	2007
Net income	$7,274	$7,387	$5,228
Dividend on preferred stock	—	(941)	(53,323)
Deemed dividend upon conversion of preferred stock	—	—	(95,227)
Preferred stock participation in undistributed earnings	—	(5,554)	(4,062)

Net income (loss) available to common shareholders	$7,274	$892	$(147,384)

Basic weighted average shares outstanding
Common		2,084	11,329
Class A	1,900
Class L	182
Class W	72
Dilutive effect of stock options and warrants
Common		—	—
Class A	407
Class L	15
Class W	—
Diluted weighted average shares outstanding
Common		2,084	11,329
Class A	2,307
Class L	197
Class W	72

Basic earnings per share
Common		$0.43	$(13.01)
Class A	$3.38
Class L	$3.38
Class W	$3.38

Diluted earnings per share
Common		$0.43	$(13.01)
Class A	$2.82
Class L	$2.82
Class W	$2.82

ANIMAL HEALTH INTERNATIONAL, INC.

Notes to consolidated financial statements—(continued)

June 30, 2006 and 2007

(Dollars in thousands)

In compliance with EITF D-42, the Company has reflected the excess of the fair value of the common stock issued to the preferred stockholders to convert the preferred stock, over the carrying amount of the preferred stock, as a deemed dividend upon conversion of preferred stock.

All common stock equivalents are excluded from diluted earnings per share in the year ended June 30, 2007, as a result of the Company having a net loss available to common shareholders for that period. In that period, the common stock equivalents are anti-dilutive.

(o) Foreign currency translation

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

(p) Fair value of financial instruments

Cash, accounts and notes receivable, accounts payable and accrued liabilities are reflected in the financial statements at amounts which approximate fair value, primarily because of the short-term maturity of those instruments. The Company determined, based on adjustable interest rates applicable to its long-term debt, that the fair value approximates the carrying value of its obligations.

(q) Use of estimates

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

(r) Concentration of credit risk

The Company provides credit in the normal course of business to customers based on their creditworthiness and generally requires no collateral from such customers. The Company maintains allowances for potential credit losses.

(s) Impact of recently issued accounting pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 requires companies to determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefits can be recorded in the financial statements. This interpretation also provides guidance on classification, accounting in interim periods, and expanded disclosure requirements. FIN 48 is effective for the Company in the first quarter of fiscal 2008. The Company is currently in the process of assessing the impact that FIN 48 may have on its future consolidated financial statements.

ANIMAL HEALTH INTERNATIONAL, INC.

Notes to consolidated financial statements—(continued)

June 30, 2006 and 2007

(Dollars in thousands)

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS 157), Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 will be effective for the Company in the first quarter of fiscal 2009. The Company is currently in the process of assessing the impact that SFAS 157 may have on its future consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (SAB 108), “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements.” SAB 108 expresses the SEC Staff’s views regarding the process of quantifying financial statement misstatements. SAB 108 addresses the diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. SAB 108 is effective for the Company’s current fiscal year. The Company recorded a pre-tax adjustment of $308 to reduce capitalized freight during the fourth quarter of 2007 upon the adoption of SAB 108. This amount was not material to any prior periods.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—an amendment of FASB Statement 115. The statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Most of the provisions of this statement apply only to entities that elect the fair value option; however, the amendment to FASB Statement 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. SFAS 159 will be effective for the Company in the first quarter of fiscal 2009. The Company is currently in the process of assessing the impact that SFAS 159 may have on its future consolidated financial statements.

(3) Acquisitions

On June 30, 2005, Charlesbank Equity Fund VI, Limited Partnership (Charlesbank), in conjunction with the existing management team, acquired all of the outstanding stock of Walco Holdings, Inc.

The Company paid more than the fair value of the underlying net assets as a result of the expectation of its ability to earn a higher rate of return from the acquired business than would be expected if those net assets had to be acquired or developed separately.

The excess of purchase price over the fair value of assets acquired and liabilities assumed was allocated to goodwill and will not be amortized. As a result of management’s ownership in Predecessor and Successor, and in accordance with EITF 88-16, a portion of management’s ownership interest has been carried over at historical cost and has resulted in a “deemed dividend” of $9,465, which is recorded in additional paid-in capital. During the year ended June 30, 2006, $536 of reduced goodwill resulting from cost adjustments related to the acquisition was recorded. During the year ended June 30, 2007, $742 of reduced goodwill resulting from the resolution of a tax uncertainty from the acquisition was recorded. None of the goodwill is deductible for income tax purposes. In connection with the acquisition, additional intangible assets were recorded based upon independent third party appraisals including customer relationships, noncompete agreements, and trademarks and trade names. The customer relationships are amortized on a straight-line basis over 12 years, which approximate their expected useful lives. Noncompete agreements are amortized on a straight-line basis over 8 years. Trademarks and trade names are not amortized because they have indefinite useful lives.

ANIMAL HEALTH INTERNATIONAL, INC.

Notes to consolidated financial statements—(continued)

June 30, 2006 and 2007

(Dollars in thousands)

In October 2006, the Company acquired certain assets of Farm City Animal Supply, Inc. and all of the outstanding stock of Hawaii Mega-Cor., Inc. In November 2006, the Company acquired all of the outstanding stock of Paul E. Blackmer, D.V.M., Inc. In January 2007, the Company acquired all of the outstanding stock of Cattleman’s Supply, Inc. In March 2007, the Company acquired the business assets of Veterinarian’s Outlet of Sunnyside, Inc. In April 2007, the Company acquired all of the outstanding stock of Veterinarian’s Outlet Incorporated. The Company paid $22,052 in cash for these six acquisitions (the Acquisitions) (plus approximately $1,376 in direct acquisition costs) and issued $2,400 in notes payable to certain selling stockholders.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the dates of the Acquisitions. These preliminary purchase price allocations will be adjusted upon the completion of independent valuations, which are expected to be completed during the first quarter of fiscal 2008.

Cash and cash equivalents	$1,492
Accounts receivable, net	5,271
Merchandise inventories, net	3,479
Prepaid expenses	141
Property, plant and equipment, net	632
Goodwill	19,401
Trademarks and trade names	100

Total assets acquired	30,516

Accounts payable	3,848
Accrued liabilities	798
Current portion of long-term debt	800
Long-term debt, net of current portion	1,642

Total liabilities assumed	7,088

Net assets acquired	$23,428

Pro forma consolidated statements of income are not presented because the Acquisitions are not material individually or in the aggregate to our financial position, results of operations or cash flows.

(4) Accounts receivable, net

	June 30
	2006	2007
Trade accounts receivable	$63,187	$66,939
Vendor rebate receivables	7,729	7,602
Other receivables	340	222

	71,256	74,763
Less allowance for doubtful accounts	(1,078)	(805)

Accounts receivable, net	$70,178	$73,958

Bad debt expense totaled $451, $776, and $(293), respectively, for the years ended June 30, 2005, 2006, and 2007. Bad debt write-offs, net of recoveries, totaled $641, $522, and $(20), respectively for the years ended June 30, 2005, 2006, and 2007.

Vendor rebates range from one-time purchase opportunities to sales-related programs that last a month, a quarter, a trimester, or the entire calendar year. The receivable for annual sales-related rebate programs are recognized as the established threshold is achieved.

ANIMAL HEALTH INTERNATIONAL, INC.

Notes to consolidated financial statements—(continued)

June 30, 2006 and 2007

(Dollars in thousands)

(5) Notes receivable

	June 30
	2006	2007
Note receivable from Sparhawk	$607	$325
Other notes receivable	131	139

	738	464
Less current portion of notes receivable	(54)	(63)

Notes receivable	$684	$401

On March 4, 2004, the Predecessor entered into a Securities Purchase Agreement (the Agreement) with Sparhawk Laboratories, Inc. (Sparhawk). In connection with the Agreement, the Company lent $1,000 to Sparhawk in return for a note receivable (the Note), bearing interest at 13%, and warrants (the Warrants) to acquire 333 shares of common stock in Sparhawk for $1 a share, representing potential ownership of Sparhawk in the amount of 19.99% as of March 4, 2004. The Note and the Warrants are collectively referred to as “Securities” pursuant to terms of the Agreement. The Note was issued at a discount, and the initial price of the Note was $950 and the Warrants $50 at the time of closing of the Agreement. The Warrants are included in other long-term assets in the accompanying balance sheet. As of June 30, 2006 and 2007, the Note had accrued interest of $21 and $12, respectively.

Neither the Company nor Predecessor are required to provide any future funding to Sparhawk under the terms of the Agreement or any other agreement, and the Company does not have the ability to significantly influence the operations of Sparhawk.

Interest on the Note is repayable to the Company on the last day of each calendar quarter commencing with the calendar quarter ended March 31, 2004. Principal payments are due on the fifth anniversary of the Note, subject to prepayment events, as defined. Through June 30, 2007, Sparhawk has made principal payments totaling $637.

(6) Property, plant, and equipment, net

	June 30
	2006	2007
Land	$3,905	$3,897
Buildings and improvements	5,227	5,168
Leasehold improvements	2,287	2,702
Construction in progress	369	1,275

Equipment:
Warehouse	1,086	1,344
Automotive	3,341	4,771
Office/software	2,528	3,054

	18,743	22,211
Less accumulated depreciation	(2,698)	(4,958)

Property, plant, and equipment, net	$16,045	$17,253

ANIMAL HEALTH INTERNATIONAL, INC.

Notes to consolidated financial statements—(continued)

June 30, 2006 and 2007

(Dollars in thousands)

Expenditures for maintenance and repairs were $1,395, $1,575, and $1,744 and for the years ended June 30, 2005, 2006, and 2007, respectively.

(7) Goodwill and other intangible assets

	Gross carrying amount	Accumulated amortization	Net carrying amount
June 30, 2006:
Goodwill	$59,939	$—	$59,939
Customer relationships	35,685	(2,974)	32,711
Noncompete agreements	3,192	(401)	2,791
Trademarks and trade names	26,260	—	26,260

	$125,076	$(3,375)	$121,701

June 30, 2007:
Goodwill	$78,598	$—	$78,598
Customer relationships	35,685	(5,948)	29,737
Noncompete agreements	3,192	(802)	2,390
Trademarks and trade names	26,360	—	26,360

	$143,835	$(6,750)	$137,085

Amortization expense related to intangible assets totaled $3,375 and $3,375 for the years ended June 30, 2006 and 2007, respectively. The estimated amortization expense for each of the next five years is $3,375 per year.

(8) Long-term debt

	June 30
	2006	2007
Credit agreement—Revolving credit facility	$71,134	$72,322
Credit agreement—Term Note	26,500	—
Credit agreement—New Term Note	—	44,663
Credit agreement—Second Lien Notes	40,000	—
Other	—	1,901

	137,634	118,886
Less current portion	(81,759)	(1,363)

	$55,875	$117,523

Credit agreements

On June 30, 2005, the Company and a group of financial institutions entered into certain credit agreements (the Credit Agreements), which included a $110,000 revolving credit facility (the Revolver), a $30,000 term loan, and a $40,000 second lien loan.

The Revolver matures on June 30, 2010. Until June 2007, it was classified as a current liability in accordance with FASB Emerging Issues Task Force Issue No. 95-22 (EITF 95-22), Balance Sheet Classification

ANIMAL HEALTH INTERNATIONAL, INC.

Notes to consolidated financial statements—(continued)

June 30, 2006 and 2007

(Dollars in thousands)

of Borrowings Outstanding Under Revolving Credit Agreements That Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement. The Revolver was classified as a current liability in accordance with EITF 95-22 since the Credit Agreements contained a subjective acceleration clause and contractual provisions under lock-box arrangements that required the cash receipts of the Company to be used to repay amounts outstanding under the Revolver. In June 2007, the Credit Agreements were amended to remove the requirement that cash receipts be used to repay amounts outstanding under the Revolver, and as such, the Revolver is classified as a non-current liability at June 30, 2007.

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

The outstanding borrowings under the Revolver bear interest, at the Company’s option, as follows: (1) an interest rate per annum equal to the sum of (a) the greater of (i) the Prime Rate in effect on such day, and (ii) the Federal Funds Effective Rate in effect for such day plus 1/2% and (b) the applicable margin or (2) an interest rate per annum equal to the sum of (a) the product of (i) the LIBOR rate in effect for such Interest Period and (ii) the Statutory Reserves and (b) the applicable margin.

In February 2007, as disclosed in the Company’s Form S-1, the Company used the proceeds from its initial public offering to pay off the Second Lien Notes totaling $85,000 with the remainder used for working capital and general corporate purposes.

The Company utilizes cash flow hedge accounting and uses derivative financial instruments to convert a portion of its variable-rate debt to fixed-rate debt. The Company has hedge agreements, which are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activity, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities—an Amendment of FASB Statements No. 133.

On April 18, 2007, the Company entered into a $43,000 notional value swap transaction with a financial institution effective April 18, 2007. The Company receives a floating rate based on LIBOR and pays a fixed rate of 4.95%. The swap agreement terminates on June 28, 2010. The fair value of this swap was a net asset of $404 as of June 30, 2007.

On April 18, 2007, the Company entered into a $52,000 notional value swap transaction with a financial institution effective April 18, 2007. The Company receives a floating rate based on LIBOR and pays a fixed rate of 4.95%. The swap agreement terminates on May 7, 2010. The fair value of this swap was a net asset of $487 as of June 30, 2007.

All swap agreement fair values are recorded on the consolidated balance sheet as other assets. The fair values of our interest rate swap agreements were estimated based on current settlement prices and quoted market prices of comparable contracts and represent their carrying values. The Company calculated $0 ineffectiveness on both interest rate swap agreements at June 30, 2007. An unrealized gain of $535, net of taxes of $356, is recorded on the consolidated balance sheet as accumulated other comprehensive income.

ANIMAL HEALTH INTERNATIONAL, INC.

Notes to consolidated financial statements—(continued)

June 30, 2006 and 2007

(Dollars in thousands)

The market values of the interest rate swap agreements recorded in other comprehensive income (loss) may be recognized in the consolidated statements of operations if certain terms in the Revolver or New Term Note change, if the Revolver or New Term Note are extinguished, or if the interest rate swap agreements are terminated prior to maturity. The net receipts or payments from the interest rate swap agreements are recorded in interest expense.

Interest rates ranged from 6.88% to 13.60% as of June 30, 2006 and from 6.73% to 8.38% as of June 30, 2007. Additionally, the Company is required to pay a commitment fee on the daily unused amount of the revolving credit facility at a per annum rate of 0.25%. The Credit Agreements contain certain affirmative and negative covenants, which require, among other things, that the Company meet certain financial ratio covenants and limit certain capital expenditures. The most restrictive covenant relates to the creation or assumption of additional indebtedness. The Company was in compliance with all financial covenants at June 30, 2006 and 2007.

The Credit Agreements restrict the amount of payments that may be made by the consolidated subsidiaries of the Company to the Company. These restrictions limit the total amount of such payments to the total of $55,000 as defined in the Credit Agreements. At June 30, 2006, $42,483 or 79.3% of total net assets were restricted. At June 30, 2007, $85,615 or 99.4% of total net assets were restricted.

ANIMAL HEALTH INTERNATIONAL, INC.

Notes to consolidated financial statements—(continued)

June 30, 2006 and 2007

(Dollars in thousands)

Summary financial data for Animal Health International, Inc. on a stand-alone basis as of June 30 of each year is as follows:

	2006	2007
Balance Sheet

Assets:
Investment in subsidiaries	$44,564	$85,784

Total assets	$44,564	$85,784

Preferred stock	$47,500	$—

Stockholders’ equity:
Common stock	23	243
Additional paid-in capital	(9,405)	128,367
Accumulated earnings (deficit)	6,446	(42,826)

Total stockholders’ equity (deficit)	(2,936)	85,784

Total liabilities and stockholders’ equity	$44,564	$85,784

	2006	2007
Statement of Operations

Expenses of parent	$—	$(816)
Tax benefit of parent	—	326
Earnings from subsidiaries	7,387	5,718

Net income	$7,387	$5,228

	2006	2007
Statement of Cash Flows

Net loss of parent	$—	$(490)

Net cash used for operating activities	—	(490)

Investment in subsidiaries	(26)	(89,779)

Net cash used for investing activities	(26)	(89,779)

Dividends received	941	54,500
Dividends paid	(941)	(54,500)
Net proceeds from issuance of common stock	26	90,269

Net cash provided by financing activities	26	90,269

Net change in cash	$—	$—

ANIMAL HEALTH INTERNATIONAL, INC.

Notes to consolidated financial statements—(continued)

June 30, 2006 and 2007

(Dollars in thousands)

Principal payments

Scheduled principal payments for all outstanding borrowings on June 30, 2007 (including outstanding borrowings under the Credit Agreements) are as follows:

Year ending June 30:
2008	$1,363
2009	1,551
2010	72,772
2011	43,200
2012	—
Thereafter	—

$118,886

For the years ended June 30, 2005, 2006, and 2007, the Company and Predecessor paid interest of $5,024, $12,332, and $15,880, respectively.

(9) Preferred stock

As of June 30, 2007, the Company had one class of undesignated preferred stock authorized with no shares issued or outstanding. The Board of Directors of the Company may designate and issue preferred stock in one or more series. The Board of Directors can fix the rights, preferences and privileges of the shares of each series and any of its qualifications, limitations or restrictions.

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

In September 2006, the Company paid an aggregate dividend of $53,323 to the holders of shares of our preferred stock and an aggregate dividend of $1,177 to the holders of shares of our common stock. A portion of the dividend on the preferred stock reduced the aggregate liquidation amount that is due to holders of outstanding

ANIMAL HEALTH INTERNATIONAL, INC.

Notes to consolidated financial statements—(continued)

June 30, 2006 and 2007

(Dollars in thousands)

preferred stock upon the liquidation, dissolution, or winding up of the Company, or, at the election of at least a majority of the shares of preferred stock, upon the closing of an extraordinary transaction, as defined.

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

(10) Related-party transactions

The Predecessor maintained an agreement with Bain Capital Partners V, L.P., an affiliate of the Predecessor’s previous primary stockholders, for the provision of management and advisory services. The agreement terminated concurrent with the acquisition of the Predecessor (note 3). Included in selling, general, and administrative expense during the year ended June 30, 2005 is a management fee of $750 for the services rendered pursuant to this agreement.

Interest expense for the year ended June 30, 2005 included $1,766 related to debt payable to three affiliated stockholders.

Effective June 30, 2005, the Company entered into an agreement with Charlesbank Capital Partners, LLC, an affiliate of the Company’s current largest stockholder, for the provision of management and advisory services. Upon the closing of the Company’s initial public offering, the Company’s agreement for management and advisory services with Charlesbank was terminated. Included in selling, general and administrative expense as a management fee was $575, $664, and $146 for the years ended June 30, 2005, 2006 and 2007, respectively.

The Company has property lease agreements with certain employees. The Company incurred related rent expense of $126, $102, and $268 during the years ended June 30, 2005, 2006, and 2007, respectively. The total future obligations outstanding at June 30, 2007, with respect to such leases are $880.

(11) Employee benefit plans

The Company has a defined contribution 401(k) savings plan (the Plan) that covers eligible employees. Company contributions to this plan are made based on the Company’s attainment of certain earnings goals. The Company may also make discretionary contributions to the Plan. Total Company and Predecessor contributions to the Walco Plan were $647 for the year ended June 30, 2005, $214 for the year ended June 30, 2006, and $534 for the year ended June 30, 2007.

The Company’s Canadian subsidiary maintains a defined contribution profit-sharing plan for the benefit of its employees. There were no contributions related to this plan during the years ended June 30, 2005, 2006 and 2007.

ANIMAL HEALTH INTERNATIONAL, INC.

Notes to consolidated financial statements—(continued)

June 30, 2006 and 2007

(Dollars in thousands)

(12) Income taxes

Income taxes have been provided as follows:

	Year ended June 30,
	2005	2006	2007
	(Predecessor)	(Successor)
Current income tax expense:
Federal tax expense	$1,972	$5,878	$4,963
State and other tax expense	291	940	822
Foreign tax expense	759	429	110

	3,022	7,247	5,895
Deferred income tax expense (benefit)	181	(3,705)	(1,938)

Total income tax expense	$3,203	$3,542	$3,957

Deferred taxes consist of the following:

	June 30
	2006	2007
Deferred tax assets:
Accounts receivable	$333	$300
Accrued liabilities	1,832	2,403
Merchandise inventories	606	672
Deferred lease incentives	599	752

Total deferred tax assets	3,370	4,127

Deferred tax liabilities:
Prepaid expenses	(306)	(226)
Property, plant, and equipment	(1,636)	(550)
Intangible assets	(25,606)	(24,901)

Total deferred tax liabilities	(27,548)	(25,677)

Net deferred tax assets (liabilities)	$(24,178)	$(21,550)

Deferred tax assets are recognized, net of any necessary valuation allowance, for the estimated future tax effects of deductible temporary differences and tax operating loss and credit carryforwards. As of June 30, 2006 and 2007, the Company has not recorded a valuation allowance as the Company believes it is more likely than not that the deferred tax assets will be realized.

ANIMAL HEALTH INTERNATIONAL, INC.

Notes to consolidated financial statements—(continued)

June 30, 2006 and 2007

(Dollars in thousands)

A reconciliation of income taxes computed at statutory rates to the reported income tax expense from continuing operations is as follows:

	Year ended June 30,
	2005	2006	2007
	(Predecessor)	(Successor)
Income tax expense computed at federal statutory rate	$3,667	$3,825	$3,215
State taxes, net of federal benefit	189	71	495
Permanent items and other	(653)	(354)	247

Total income tax expense	$3,203	$3,542	$3,957

For the years ended June 30, 2005, 2006, and 2007, the Company and Predecessor paid income taxes of $3,834, $3,709, and $9,157, respectively.

As of June 30, 2007, the Company has not provided for U.S. federal income taxes on earnings of its Canadian subsidiaries of approximately $1,900 as these earnings are considered permanently invested.

(13) Commitments and contingencies

The Company leases certain vehicles, computer equipment and facilities under noncancelable operating leases that expire in various years through 2017. Future minimum lease payments by year and in the aggregate, under noncancelable operating leases with initial or remaining terms of one year or more, consist of the following at June 30, 2007:

Operating leases
Year ending June 30:
2008	$4,025
2009	3,689
2010	3,151
2011	2,705
2012	2,411
Thereafter	4,044

Total minimum lease payments	$20,025

Rental expense for the years ended June 30, 2005, 2006, and 2007 was $3,894, $4,639, and $5,266, respectively.

The Company is involved in various matters of litigation arising in the normal course of business. In July 2007, the Company paid $1,650 to settle a dispute with a former vendor. This amount was charged to selling, general, and administrative costs and accrued for at June 30, 2007. In addition, the Company and Predecessor have had an ongoing dispute with a competitor regarding a patent infringement matter. In 2006, the Company established a $2,500 reserve for this dispute within accrued liabilities and charged the amount against selling, general, and administrative costs. Although the ultimate liability from this dispute and other existing or potential claims cannot be ascertained, management does not anticipate that any related outcomes would have a materially adverse effect on the Company’s financial position, operating results or cash flows.

ANIMAL HEALTH INTERNATIONAL, INC.

Notes to consolidated financial statements—(continued)

June 30, 2006 and 2007

(Dollars in thousands)

(14) Quarterly financial data (unaudited)

	September 30, 2005	December 31, 2005	March 31, 2006	June 30, 2006
Net sales	$127,740	$156,763	$139,843	$146,846
Gross profit	24,767	34,921	25,732	26,599
Income before income taxes	1,102	7,134	1,625	1,068
Net income	$742	$4,830	$1,096	$719
Net income available to common shareholders	$80	$635	$58	$119
Earnings per share:
Basic	$0.05	$0.28	$0.03	$0.05
Diluted	$0.05	$0.28	$0.03	$0.05
Weighted average shares outstanding:
Basic	1,571	2,249	2,262	2,261
Diluted	1,571	2,249	2,262	2,261

	September 30, 2006	December 31, 2006	March 31, 2007	June 30, 2007
Net sales	$145,702	$170,279	$153,874	$159,679
Gross profit	27,054	37,251	29,046	28,186
Income before income taxes	1,444	7,320	236	185
Net income (loss)	$901	$4,399	$109	$(181)
Net income (loss) available to common shareholders	$(52,422)	$652	$(95,433)	$(181)
Earnings (loss) per share:
Basic	$(23.22)	$0.29	$(5.71)	$(0.01)
Diluted	$(23.22)	$0.29	$(5.71)	$(0.01)
Weighted average shares outstanding:
Basic	2,258	2,258	16,727	24,330
Diluted	2,258	2,258	16,727	24,330

Exhibit index

Number	Description

3.1(2)	Form of Third Amended and Restated Certificate of Incorporation of Animal Health International, Inc.

3.2(1)	Form of Fourth Amended and Restated Certificate of Incorporation of Animal Health International, Inc.

3.3(1)	Form of Amended and Restated By-laws of Animal Health International, Inc.

4.1(2)	Specimen Stock Certificate

4.2(2)	Registration Rights Agreement by and among Animal Health International, Inc., Charlesbank Capital Partners LLC and others, dated as of January, 2007

10.1(1)	2005 Stock Option and Grant Plan

10.2(1)	Form of Restricted Stock Award Agreement under the 2005 Stock Option and Incentive Plan [Performance-Based Vesting]

10.3(1)	Form of Restricted Stock Award Agreement under the 2005 Stock Option and Incentive Plan [Time-Based Vesting]

10.4(1)	2005 Stock Option and Grant Plan - California

10.5(1)	Form of Restricted Stock Award Agreement under the 2005 Stock Option and Incentive Plan - California [Performance-Based Vesting]

10.6(1)	Form of Restricted Stock Award Agreement under the 2005 Stock Option and Incentive Plan - California [Time-Based Vesting]

10.7(2)	2007 Stock Option and Incentive Plan

10.8(2)	Form of Incentive Stock Option Agreement under the 2007 Stock Option and Incentive Plan

10.9(2)	Form of Non-Qualified Stock Option Agreement under the 2007 Stock Option and Incentive Plan for Company Employees

10.10(2)	Form of Deferred Stock Unit Award Agreement under the 2007 Stock Option and Incentive Plan

10.11(2)	Form of Restricted Stock Award Agreement under the 2007 Stock Option and Incentive Plan

10.12(1)	Amended and Restated Stockholders Agreement by and among Animal Health International, Inc., Charlesbank Capital Partners LLC and others, dated as of September, 2005

10.13(2)	Amendment to Amended and Restated Stockholders Agreement by and among Animal Health International, Inc., Charlesbank Capital Partners LLC and others, dated as of January, 2007

10.14(1)	Corporate Development and Administrative Services Agreement between Animal Health International, Inc. and Charlesbank Capital Partners LLC, dated as of June, 2005

10.15(2)	Termination Agreement between Animal Health International, Inc. and Charlesbank Capital Partners LLC, dated as of January, 2007

10.16(3)	Livestock Products Agreement entered into on May 23, 2007 and effective as of December 23, 2006 by and between Pfizer Inc. and Walco International, Inc.

10.17(1)	Amended and Restated Credit Agreement, dated September 2006, by and among Animal Health International, Inc., each of the credit parties party thereto, each of the financial institutions party thereto, JPMorgan Chase Bank, N.A., as administrative agent for the Lenders and General Electric Capital Corporation as documentation agent for the lenders

10.18(1)	Term Loan Agreement, dated September 2006, by and among Animal Health International, Inc., each of the credit parties party thereto and Wilmington Trust, as administrative agent for the lenders

Number	Description

10.19(1)	Amended and Restated Secured Term Loan Agreement, dated September 2006, by and among Animal Health International, Inc., each of the credit parties party thereto and Merrill Lynch PCG, Inc.

10.20(1)	Employment Agreement between Animal Health International, Inc. and James Robison, dated as of May 1, 1997

10.21(1)	Amendment No. 1 to Employment Agreement between Animal Health International, Inc. and Jim Robison, dated as of June 30, 2005

10.22(1)	Employment Agreement between Animal Health International, Inc. and Greg Eveland, dated as of September 1, 1997

10.23(1)	Amendment No. 1 to Employment Agreement between Animal Health International, Inc. and Greg Eveland, dated as of June 30, 2005

10.24(1)	Employment Agreement between Animal Health International, Inc. and William Lacey, dated as of August 15, 2003

10.25(1)	Amendment No. 1 to Employment Agreement between Animal Health International, Inc. and William Lacey, dated as of June 30, 2005

10.26(1)	Employment Agreement between Animal Health International, Inc. and Damian Olthoff, dated as of April 1, 2006.

10.27(1)	Form of Indemnification Agreement between Animal Health International, Inc. and each of its Directors and Executive Officers

10.28(2)	Plan for Compensation of Non-Employee Directors

10.29(2)	Non-Employee Directors’ Deferred Compensation Program

21.1	List of Subsidiaries

23.1	Consent of KPMG LLP

24.1	Powers of Attorney (included on signature page hereto)

31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by James C. Robison, Chief Executive Officer, President and Director

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by William F. Lacey, Chief Financial Officer

32.1	Section 1350 Certifications, executed by James C. Robison, Chief Executive Officer, President and Director, and William F. Lacey, Chief Financial Officer

(1)	Incorporated by reference to Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-137656) filed on December 13, 2006.

(2)	Incorporated by reference to Amendment No. 4 to our Registration Statement on Form S-1 (File No. 333-137656) filed on January 16, 2007.

(3)	Incorporated by reference to our Current Report on Form 8-K filed on May 30, 2007.