Form 10-Q
period 2007-09-30
Animal Health International, Inc.
filed 2007-11-07
CIK 1372813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of October 23, 2007, 24,329,670 shares of the registrant’s common stock were outstanding.

ANIMAL HEALTH INTERNATIONAL

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Financial Statements

ANIMAL HEALTH INTERNATIONAL, INC.

Condensed Consolidated Balance Sheets

(In thousands, excluding share information)

	June 30, 2007	September 30, 2007
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,751	$7,626
Accounts receivable, net	73,958	84,185
Current portion of notes receivable	63	66
Income tax receivable	1,285	661
Merchandise inventories, net	80,848	98,101
Deferred income taxes	4,127	2,928
Prepaid expenses	2,159	1,573

Total current assets	170,191	195,140

Noncurrent assets:
Notes receivable, net of current portion	401	396
Property, plant, and equipment, net	17,253	16,989
Goodwill	78,598	73,941
Customer relationships	29,737	30,365
Noncompete agreements	2,390	3,798
Trademarks and trade names	26,360	28,088
Debt issue costs and other assets, net of accumulated amortization of $830 and $869, respectively	5,104	4,184

Total assets	$330,034	$352,901

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$81,976	$105,532
Accrued liabilities	15,644	11,362
Current portion of long-term debt	1,363	1,363

Total current liabilities	98,983	118,257

Noncurrent liabilities:
Long-term debt, net of current portion	117,523	121,397
Deferred lease incentives	1,736	1,592
Deferred income taxes	25,677	24,453
Other long-term liabilities	—	518

Total liabilities	243,919	266,217

Commitments and contingencies (note 12)

Stockholders’ equity:
Preferred stock, par value $0.01 per share. Authorized 10,000,000 shares, issued and outstanding 0 shares	—	—
Common stock, par value $0.01 per share. Authorized 90,000,000 shares, issued and outstanding 24,329,670 shares	243	243
Additional paid-in capital	128,367	128,595
Accumulated deficit	(42,826)	(41,805)
Accumulated other comprehensive income (loss)	331	(349)

Total stockholders’ equity	86,115	86,684

Total liabilities and stockholders’ equity	$330,034	$352,901

See accompanying notes to unaudited condensed consolidated financial statements.

ANIMAL HEALTH INTERNATIONAL, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three months ended September 30,
	2006	2007
Net sales	$145,702	$164,365

Costs and expenses:
Direct cost of products sold (excludes depreciation and amortization)	118,648	135,734
Salaries, wages, commissions, and related benefits	11,533	12,218
Selling, general, and administrative	8,587	10,699
Depreciation and amortization	1,540	1,645

Operating income	5,394	4,069

Other income (expense):
Other income	140	287
Interest expense	(4,090)	(2,647)

Income before income taxes	1,444	1,709

Income tax expense	(543)	(688)

Net income	$901	$1,021
Dividend on preferred stock	(53,323)	—

Net income (loss) available to common shareholders	$(52,422)	$1,021

Earnings (loss) per common share:
Basic	$(23.22)	$0.04
Diluted	$(23.22)	$0.04

Weighted average shares outstanding:
Basic	2,258	24,330
Diluted	2,258	24,330

See accompanying notes to unaudited condensed consolidated financial statements.

ANIMAL HEALTH INTERNATIONAL, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended
	September 30,
	2006	2007
Cash flows from operating activities:
Net income	$901	$1,021
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	1,540	1,645
Amortization of debt issue costs	544	384
Stock option expense	—	235
Gain on sale of equipment	(4)	(156)
Deferred income taxes	34	(25)
Changes in assets and liabilities:
Accounts receivable	(11,211)	(10,184)
Merchandise inventories	(19,280)	(17,174)
Income taxes receivable/payable	(1,544)	644
Prepaid expenses	42	589
Accounts payable	23,987	24,339
Accrued liabilities and other	(3,836)	(4,295)

Net cash used for operating activities	(8,827)	(2,977)

Cash flows from investing activities:
Purchase of property, plant, and equipment	(1,015)	(1,255)
Purchase of other assets	(818)	(55)
Purchase price adjustments	—	(5)
Proceeds from sale of equipment	27	929
Net changes in notes receivable	4	2

Net cash used for investing activities	(1,802)	(384)

Cash flows from financing activities:
Repayment of long-term debt	(26,500)	(44,861)
Borrowings of long-term debt	90,004	44,550
Net borrowings under revolving credit facilities	3,697	4,186
Debt issue costs	(486)	(116)
Change in overdraft balances	(83)	(716)
Dividend on preferred stock	(53,323)	—
Dividend on common stock	(1,177)	—

Net cash provided by financing activities	12,132	3,043

Effect of exchange rate changes on cash and cash equivalents	2	193

Net increase (decrease) in cash and cash equivalents	1,505	(125)

Cash and cash equivalents, beginning of period	3,036	7,751

Cash and cash equivalents, end of period	$4,541	$7,626

See accompanying notes to unaudited condensed consolidated financial statements.

ANIMAL HEALTH INTERNATIONAL, INC.

Notes to condensed consolidated financial statements

(Dollars in thousands, except share and per share data)

(Unaudited)

(1) Organization

Animal Health International, Inc. (the Company), formerly known as Walco International Holdings, Inc., was incorporated in June 2005 in Delaware. Through its wholly owned subsidiary, Walco International, Inc., the Company’s primary business activity is the sale and distribution of animal health products, supplies, services and technology through operating divisions located throughout the United States and Canada.

(2) Summary of significant accounting policies

(a) Basis of consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly, in all material respects, the results of the Company for the periods presented. These condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s audited financial statements for the years ended June 30, 2006 and 2007 in the Company’s Annual Report on Form 10-K. The results of operations for the three months ended September 30, 2007 are not necessarily indicative of results to be expected for the entire fiscal year.

(b) Rebates

Vendor rebates range from one-time purchase opportunities to sales-related programs that last a month, a quarter, a trimester, or the entire calendar year. Inventory purchase rebates received are capitalized into inventory while sales-related rebates are recorded as a reduction of direct cost of products sold. The receivables for certain sales-related rebate programs are recognized as established thresholds are achieved. Rebates for all other programs are recognized when estimable and probable.

(c) Stock options

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123 (Revised), Share-Based Payment (SFAS 123(R)). SFAS 123(R) replaces SFAS 123, Accounting for Stock-based Compensation, as amended by SFAS 148, Accounting for Stock-based Compensation—Transition and Disclosure, and supersedes Accounting Principles Board No. 25, Accounting for Stock Issued to Employees. The new statement requires companies to recognize expense for stock-based compensation in the statement of income and was adopted by the Company on July 1, 2006.

Concurrent with the effective date of the initial public offering, the Company issued options to purchase an aggregate of 749,300 shares under terms established by the 2007 Stock Option and Incentive Plan, which was adopted by the Company’s Board of Directors and approved by stockholders in January 2007. The Company issued additional options to purchase 9,500 shares in May 2007. All options issued during 2007 were incentive stock options. The Company reserved 2,500,000 shares of its common stock for the issuance of awards under the 2007 Stock Option and Incentive Plan. The options vest over a four-year period, carry a ten-year term, and have an exercise price of $11.00 per share for the initial 749,300 shares and $13.53 per share for the subsequent 9,500 shares. Options are not performance based and vest with continued employment. Unexercised options may be forfeited in the event of termination of employment. No options were vested or exercised as of September 30, 2007.

No stock options were issued by, nor were there any outstanding for the Company prior to January 2007. As such, the Company adopted the fair-value-based method of accounting for SFAS 123(R) using the prospective method. The Company uses the Black-Scholes formula to estimate the value of stock options granted to employees and expects to continue to use this option valuation model. The Company includes a forfeiture estimate in the amount of compensation expense being recognized. The forfeiture estimate is based on historical employee turnover rates. The estimated fair value of the options is amortized to expense on a straight-line basis over the four-year vesting period.

The following weighted average assumptions were used for the 2007 option grants: risk-free interest rate of 4.75% on the initial 749,300 shares and 4.45% on the subsequent 9,500 shares, dividend yield of 0%, annual volatility factor of the expected market price of the Company’s common stock of 31.0%, estimated forfeiture rate of 8.4%, and an expected life of the options of 6.25 years. The risk-free interest rate was determined based on a yield curve of U.S. Treasury rates ranging from five to seven years. Expected volatility was established based on historical volatility of the stock prices of other companies in industries similar to the Company. Based on these assumptions, the 2007 options were valued at $4.49 per share for the initial 749,300 shares and $5.43 per share for the subsequent 9,500 shares. Total compensation expense for these options totals $2,714 with $689 to be charged to compensation expense each year over the four-year vesting period. For the quarter ended September 30, 2007, compensation expense related to these options totaled $235.

A summary of stock option activity is as follows:

	Options	Weighted average exercise prices	Weighted average fair value at grant date	Weighted average remaining contractual term (years)	Total intrinsic value
Balance at July 1, 2007	746,300	$11.03	$4.50
Granted	—	—	—
Exercised	—	—	—
Forfeited	2,000	11.00	4.49

Balance at September 30, 2007	744,300	$11.03	$4.50	9.3	$73

(d) Earnings per share

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

	Three Months Ended September 30,
	2006	2007
Net income	$901	$1,021
Dividend on preferred stock	(53,323)	—

Net income (loss) available to common shareholders	$(52,422)	$1,021
Basic weighted average shares outstanding	2,258	24,330
Dilutive effect of stock options and warrants	—	—

Diluted weighted average shares outstanding	2,258	24,330
Basic earnings (loss) per share	$(23.22)	$0.04

Diluted earnings (loss) per share	$(23.22)	$0.04

All common stock equivalents are excluded from diluted earnings per share in the three month period ended September 30, 2007, as they are anti-dilutive.

(e) Effect of recently issued accounting pronouncements

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

(3) Acquisitions

In connection with the acquisitions of certain assets of Farm City Animal Supply, Inc. and all of the outstanding stock of Hawaii Mega-Cor., Inc. and Paul E. Blackmer, D.V.M., Inc. during the second fiscal quarter of 2007, additional intangible assets were recorded based upon independent third party appraisals including customer relationships, noncompete agreements, and trademarks and trade names. The customer relationships are amortized on a straight-line basis over 12 years, which approximate their expected useful lives. The noncompete agreements are amortized on a straight-line basis over either two or five years, based upon the term of the agreement. Trademarks and trade names are not amortized because they have indefinite useful lives. These purchase price adjustments resulted in a $4,662 reduction in the balance of goodwill offset by a $1,728 increase in trademarks and trade names, a $1,552 increase in noncompete agreements, and a $1,382 increase in customer relationships at September 30, 2007. The preliminary purchase price allocations for the fiscal 2007 third and fourth quarter acquisitions of the business assets of Veterinarian’s Outlet of Sunnyside and all of the outstanding stock of Cattleman’s Supply, Inc. and Veterinarian’s Outlet Incorporated will be adjusted upon the completion of independent valuations, which are expected to be completed during the second quarter of fiscal 2008.

(4) Accounts receivable, net

	June 30, 2007	September 30, 2007
Trade accounts receivable	$66,939	$79,924
Vendor rebate receivables	7,602	5,422
Other receivables	222	91

	74,763	85,437
Less allowance for doubtful accounts	(805)	(1,252)

Accounts receivable, net	$73,958	$84,185

(5) Notes receivable

	June 30, 2007	September 30, 2007
Note receivable from Sparhawk Laboratories, Inc.	325	325
Other notes receivable	139	137

	464	462
Less current portion of notes receivable	(63)	(66)

Notes receivable	$401	$396

(6) Property, plant, and equipment, net

	June 30, 2007	September 30, 2007
Land	$3,897	$3,591
Buildings and improvements	5,168	4,659
Leasehold improvements	2,702	2,739
Construction in progress	1,275	1,026
Equipment:
Warehouse	1,344	1,689
Automotive	4,771	5,732
Office/software	3,054	3,263

	22,211	22,699
Less accumulated depreciation	(4,958)	(5,710)

Property, plant, and equipment, net	$17,253	$16,989

Depreciation expense was $697 and $747 for the three months ended September 30, 2006 and 2007, respectively.

(7) Goodwill and other intangible assets

	Gross Carrying amount	Accumulated amortization	Net Carrying amount
June 30, 2007:
Goodwill	$78,598	$—	$78,598
Customer relationships	35,685	(5,948)	29,737
Noncompete agreements	3,192	(802)	2,390
Trademarks and trade names	26,360	—	26,360

	$143,835	$(6,750)	$137,085

September 30, 2007:
Goodwill	$73,941	$—	$73,941
Customer relationships	37,067	(6,702)	30,365
Noncompete agreements	4,744	(946)	3,798
Trademarks and trade names	28,088	—	28,088

	$143,840	$(7,648)	$136,192

Amortization expense related to intangible assets totaled $843 and $898 for the three months ended September 30, 2006 and 2007, respectively. Based on the current estimated useful lives assigned to intangibles assets, amortization expense for fiscal 2008, 2009, 2010, 2011, and 2012 is projected to total $3,914, $3,882, $3,812, $3,812, and $3,603, respectively.

(8) Long-term debt

	June 30, 2007	September 30, 2007
Credit agreement—Revolving credit facility	$72,322	$76,508
Credit agreement—Term Note	44,663	44,550
Other	1,901	1,702

	118,886	122,760
Less current portion	(1,363)	(1,363)

	$117,523	$121,397

Credit agreements

On June 30, 2005, the Company and a group of financial institutions entered into certain credit agreements (the Credit Agreements), which included a $110,000 revolving credit facility (the Revolver) and other loans that have subsequently been paid in full.

In September 2006, the Revolver was amended to a $125,000 facility, which matures on June 30, 2010. The outstanding borrowings under the Revolver bear interest, at the Company’s option, as follows: (1) an interest rate per annum equal to the sum of (a) the greater of (i) the Prime Rate in effect on such day, and (ii) the Federal Funds Effective Rate in effect for such day plus  1/2% and (b) the applicable margin or (2) an interest rate per annum equal to the sum of (a) the product of (i) the LIBOR rate in effect for such Interest Period and (ii) the Statutory Reserves and (b) the applicable margin.

In August 2007, the Company entered into a new $44,550 first lien term loan and with borrowings thereunder paid in full the $44,550 balance of our then existing $45,000 first lien term loan. The $44,550 first lien term loan bears interest at an annual rate equal to LIBOR plus 2.0% and matures on May 31, 2011. Borrowings are collateralized by a first priority interest in and lien on all of the Company’s assets.

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

On April 18, 2007, the Company entered into a $43,000 notional value swap transaction with a financial institution effective April 18, 2007. The Company receives a floating rate based on LIBOR and pays a fixed rate of 4.95%. The swap agreement terminates on June 28, 2010. As of September 30, 2007, the fair value of this swap was a net liability of $412.

On April 18, 2007, the Company entered into a $52,000 notional value swap transaction with a financial institution effective April 18, 2007. The Company receives a floating rate based on LIBOR and pays a fixed rate of 4.95%. The swap agreement terminates on May 7, 2010. As of September 30, 2007, the fair value of this swap was a net liability of $451.

All swap agreement fair values are recorded on the consolidated balance sheet as other assets when the fair value is a net asset or as other long-term liabilities when the fair value is a net liability. The fair values of our interest rate swap agreements were estimated based on current settlement prices and quoted market prices of comparable contracts and represent their carrying values. The Company calculated $0 ineffectiveness on both interest rate swap agreements at September 30, 2007. An unrealized loss of $518, net of taxes of $345, is recorded on the consolidated balance sheet as accumulated other comprehensive income.

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

The Credit Agreements contain certain affirmative and negative covenants, which require, among other things, that the Company meet certain financial ratio covenants and limit certain capital expenditures. The most restrictive covenant relates to the creation or assumption of additional indebtedness. The Company was in compliance with all financial covenants at September 30, 2007.

(9) Preferred stock

As of September 30, 2007, the Company had one class of undesignated preferred stock authorized with no shares issued or outstanding. The Board of Directors of the Company may designate and issue preferred stock in one or more series. The Board of Directors can fix the rights, preferences and privileges of the shares of each series and any of its qualifications, limitations or restrictions.

In September 2006, the Company paid an aggregate dividend of $53,323 to the holders of shares of our previously outstanding redeemable preferred stock and an aggregate dividend of $1,177 to the holders of shares of our common stock. A portion of the dividend on the redeemable preferred stock reduced the aggregate liquidation amount that is due to holders of outstanding redeemable preferred stock upon the liquidation, dissolution, or winding up of the Company, or, at the election of at least a majority of the shares of redeemable preferred stock, upon the closing of an extraordinary transaction, as defined.

On January 8, 2007, the Board of Directors approved a 1.63576-for-1 stock split of our common stock, which became effective on January 12, 2007. All share data has been retroactively adjusted to reflect this reverse split. The preferred stock participation rate was adjusted accordingly. On January 30, 2007, in connection with the Company’s initial public offering, each share of the Company’s redeemable preferred stock converted into 6.11337 shares of common stock.

(10) Related-party transactions

Effective June 30, 2005, the Company entered into an agreement with Charlesbank Capital Partners, LLC, an affiliate of the Company’s current majority stockholder, for the provision of management and advisory services. Upon the closing of the Company’s initial public offering, the Company’s agreement for management and advisory services with Charlesbank was terminated. Included in selling, general and administrative expense as a management fee was $21 for the three months ended September 30, 2006.

The Company has property lease agreements with certain employees. The Company incurred related rent expense of $26 and $99 for the three months ended September 30, 2006 and 2007, respectively. The total future obligations outstanding at September 30, 2007, with respect to such leases are $796.

(11) Income taxes

The Company’s effective tax rate was 37.6% and 40.3% for the three months ended September 30, 2006 and 2007, respectively. The increase in the effective tax rate in the three months ended September 30, 2007, as compared to the same period in the prior year was primarily the result of a change in the Company’s blended state tax rate and permanent differences related to stock option and other expenses.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 requires companies to determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefits can be recorded in the financial statements. This interpretation also provides guidance on classification, accounting in interim periods, and expanded disclosure requirements. FIN 48 was adopted by for the Company in the first quarter of fiscal 2008. The impact on the Company’s consolidated financial statements was not material. At September 30, 2007, there were no material unrecognized tax benefits. In addition, there were no accruals for the payment of interest and penalties related to income tax liabilities at September 30, 2007. The Company recognizes potential interest and penalties related to unrecognized tax benefits in income tax expense. The Company files numerous income tax returns in various jurisdictions including U.S. Federal, state, and foreign jurisdictions. The Company is subject to U.S. Federal income tax examinations for fiscal years dating back to 2004. For state purposes, the open years also typically date back to fiscal 2004.

(12) Commitments and contingencies

The Company is involved in various matters of litigation arising in the normal course of business. Although the ultimate liability from existing or potential claims cannot be ascertained, management does not anticipate that any related outcomes would have a materially adverse effect on the Company’s financial position, operating results or cash flows.

(13) Subsequent events

Effective October 1, 2007, the Company’s Senior Vice President and Chief Operating Officer, Greg Eveland, separated from employment with the Company. In connection with such separation, the Company and Mr. Eveland entered into a Separation Agreement and Full and Final Release dated October 4, 2007, whereby the Company is obligated to pay Mr. Eveland certain cash consideration, vest 50,000 of his stock options, extend the right to exercise stock options to ten years from the date of grant, pay certain of his COBRA premiums for health and welfare benefits, reimburse him for certain life and disability insurance coverage costs, and transfer title and ownership of certain assets and equipment to him. The Company’s obligations are subject to Mr. Eveland’s compliance with certain post-employment restrictive covenants which limit Mr. Eveland’s ability to compete with the Company, solicit customers or employees of the Company, or divulge confidential information concerning the Company. These obligations are estimated at $700 and will be charged to selling, general, and administrative costs in the second quarter of this fiscal year. The designation of any value towards the noncompete agreement will also be determined in the second quarter of this fiscal year.

In October 2007, the Company acquired Kane Veterinary Supplies, Ltd. for approximately $24 million in cash, together with a performance-based earn out. Kane Veterinary Supplies, Ltd. is based in Edmonton, Canada, and is a leading distributor of animal health products in both the production and companion animal markets. The acquisition was funded by the Company’s revolving credit facility, which was amended concurrent with the acquisition to a $135 million facility.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands, except share and per share data)

Forward Looking Statements

This Quarterly Report on Form 10-Q (Form 10-Q) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In particular, statements contained in the Form 10-Q, including but not limited to, statements regarding the Company’s future results of operations and financial position, business strategy and plan prospects, projected revenue or costs and objectives of management for future operations, are forward-looking statements. These statements relate to the Company’s future plans, objectives, expectations and intentions and may be identified by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipate,” “intends,” “target,” “projects,” “contemplates,” “believe,” “estimates,” “predicts,” “potential,” and “continue,” or the negative of these terms or other similar words. These statements are only predictions. We have based these forward looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, results of operations and financial condition. The outcome of the events described in these forward looking statements is subject to risks, uncertainties and other factors described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended June 30, 2007. Accordingly, you should not rely upon forward looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward looking statements will be achieved or occur, and actual results could differ materially from those projected in the forward looking statements. The forward looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

Overview

The Company sells more than 40,000 products sourced from over 1,500 manufacturers to over 65,000 customers, as well as provides consultative services to customers in the highly fragmented animal health products industry. Products the Company distributes include pharmaceuticals, vaccines, parasiticides, diagnostics, capital equipment, sanitizers, devices and supplies. The Company’s principal customers are veterinarians, production animal operators and animal health product retailers. The Company’s strategy is to become the leading worldwide provider of animal health products and services in the production and companion animal health products market through (i) organic growth, (ii) expansion of its sales of proprietary products, (iii) improved operational efficiencies, and (iv) select acquisitions.

The Company’s growth has primarily derived from internal growth initiatives supported by select strategic acquisitions. Key factors and trends that have affected and the Company believes will continue to affect its operating results include:

•	overall growth in the industry;

•	consolidation by the Company’s customers in the dairy industry;

•	the Company’s ability to negotiate favorable terms from our manufacturers;

•	increased focus on companion animal products; and

•	changes in customer preferences.

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

For more information on the Company’s business, see the Company’s Annual Report on Form 10-K.

Results of Operations

The following table summarizes the historical results of operations for the three months ended September 30, 2007 and 2006, in dollars and as a percentage of net sales. The Company’s gross profit may not be comparable to other entities, since some entities include all of the costs related to their distribution network in cost of goods sold and others, like the Company, exclude a portion of these costs from direct cost of products sold and include them instead in selling, general, and administrative expenses, and salaries, wages, commissions, and related benefits.

Summary consolidated results of operations table

	Three months ended September 30,
(in thousands)	2006	2007
Net sales	$145,702	$164,365
Direct cost of products sold (excludes depreciation and amortization)	118,648	135,734
Gross profit	27,054	28,631
Selling, general, and administrative expenses (includes salary, wages, commission, and related benefits)	20,120	22,917
Depreciation and amortization	1,540	1,645
Operating income	5,394	4,069
Other income (expense):
Interest expense	(4,090)	(2,647)
Other income	140	287
Income before income taxes	1,444	1,709
Income tax expense	(543)	(688)
Net income	$901	$1,021
Net sales	100.0%	100.0%
Direct cost of products sold (excludes depreciation and amortization)	81.4%	82.6%
Gross profit	18.6%	17.4%
Selling, general, and administrative (includes salary, wages, commission, and related benefits)	13.8%	13.9%
Depreciation and amortization	1.1%	1.0%
Operating income	3.7%	2.5%
Other income (expense)
Interest expense	(2.8)%	(1.6)%
Other income	0.1%	0.1%
Income before income taxes	1.0%	1.0%
Income tax expense	(0.4)%	(0.4)%
Net income	0.6%	0.6%
Other data:
Field sales representatives	223	231

Three months ended September 30, 2007 compared to three months ended September 30, 2006

Net sales. Net sales increased $18,663, or 12.8%, to $164,365 for the three months ended September 30, 2007, from $145,702 for the three months ended September 30, 2006. The increase in net sales was primarily attributable to the addition of new customers, continued expansion into new territories, increased sales to existing customers, and six acquisitions completed during the second, third and fourth quarters of 2007. The number of field sales representatives increased to 231 as of September 30, 2007, from 223 as of September 30, 2006. The increase in field sales representatives allowed the Company to expand into additional territories and attract new customers.

Gross profit. Gross profit increased $1,577, or 5.8%, to $28,631 for the three months ended September 30, 2007, from $27,054 for the three months ended September 30, 2006. Gross profit as a percentage of sales was 17.4% for the three months ended September 30, 2007, compared to 18.6% for the three months ended September 30, 2006. The increase in gross profit resulted from sales growth, but was partially offset by a reduction in vendor rebates.

Selling, general, and administrative expenses. Selling, general, and administrative expenses increased to $22,917 for the three months ended September 30, 2007, from $20,120 for the three months ended September 30, 2006. The increase was the result of an increase in variable selling and distribution expenses driven by sales volume combined with $227 of Sarbanes-Oxley Section 404 implementation costs and $539 of public company related expenses, neither of which were incurred as a private company during the quarter ended September 30, 2006. This resulted in a slight increase in selling, general and administrative expenses as a percent of sales from 13.8% for the three months ended September 30, 2006, to 13.9% for the three months ended September 30, 2007.

Depreciation and amortization. Depreciation and amortization increased slightly from $1,540 for the three months ended September 30, 2006, to $1,645 for the three months ended September 30, 2007. The increase results primarily from increased amortization of intangible assets driven by purchase price allocations of the three acquisitions completed during the second quarter of 2007.

Other expenses. Other expenses decreased $1,590, or 40.3%, to $2,360 for the three months ended September 30, 2007, from $3,950 for the three months ended September 30, 2006. The decrease in other expenses was due to a decrease in interest expense of $1,443 to $2,647 in the three months ended September 30, 2007, as compared to $4,090 in the three months ended September 30, 2006. This decrease was due to lower interest rates and decreased debt following the Company’s initial public offering.

Income tax expenses. Income tax expense increased $145, or 26.7%, to $688 for the three months ended September 30, 2007, from $543 for the three months ended September 30, 2006. The effective tax rate was 40.3% and 37.6% for the three months ended September 30, 2007 and 2006, respectively. This increase in the effective tax rate was attributable to a change in the Company’s blended state tax rate and permanent differences related to stock option and other expenses.

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

Operating activities. For the three months ended September 30, 2007, net cash used for operating activities was $2,977, and was attributable to $1,021 in net income and $2,108 of non-cash costs offset by an increase in working capital of $6,106. The non-cash costs included $1,688 of depreciation and amortization and $384 of debt issue cost amortization. The debt issue cost amortization includes the write-off of $267 of debt issue costs resulting from the August 2007 refinancing of the term loan debt. The change in working capital included an increase in inventory of $17,174, an increase in accounts receivable of $10,184, and a decrease in accrued liabilities of $4,267, all partially offset by an increase in accounts payable of $24,339. The increase in inventory resulted from a rise in inventory purchases that drove the corresponding increase in accounts payable. The increase in accounts receivable resulted from strong sales at the close of the quarter that converted to cash early in the second quarter. The decrease in accrued liabilities resulted primarily from the payment of accrued non-recurring legal expenses related to the settlement of a dispute with a vendor and the payment of accrued professional fees and management bonuses. For the three months ended September 30, 2006, net cash provided by operating activities was $8,827, and was primarily attributable to a $19,280 increase in inventory partially offset by a $23,987 increase in accounts payable, combined with an $11,211 increase in accounts receivable. The increase in inventory was in anticipation of fall sales and was offset directly by increased accounts payable. The increase in accounts receivable results from strong sales at the close of the quarter that converted to cash early in the following quarter.

Investing activities. For the three months ended September 30, 2007, net cash used for investing activities was $384, and was primarily attributable to $1,255 of purchases of property, plant and equipment offset by $929 of proceeds from the sale of equipment. For the three months ended September 30, 2006, net cash used for investing activities was $1,802, and was primarily attributable to purchases of property, plant and equipment of $1,015 and purchases of other assets of $818.

Financing activities. For the three months ended September 30, 2007, net cash provided by financing activities was $3,043, and was primarily attributable to net borrowings from the revolving credit facility totaling $4,186 that were partially offset by an unfavorable change in overdraft balances of $716. Also during these three months, the $44,550 balance of the $45,000 first lien term loan was paid in full with the proceeds from the new $44,550 first lien term loan. For the three months ended September 30, 2006, net cash provided by financing activities was $12,132, and was primarily attributable to borrowing received from a new $45,000 first lien term loan and a new $45,000 second lien term loan together with $3,697 of borrowings under the revolving credit facility, partially offset by funding through the revolving credit facility of $54,500 in dividends to common and preferred shareholders, and the payment in full of the outstanding $26,500 balance of the previous first lien term loan.

Capital resources. The Company’s revolving credit facility has a total capacity of $125,000 and matures on June 30, 2010. The outstanding borrowings under the Revolver bear interest, at the Company’s option, as follows: (1) an interest rate per annum equal to the sum of (a) the greater of (i) the Prime Rate in effect on such day, and (ii) the Federal Funds Effective Rate in effect for such day plus  1/2% and (b) the applicable margin or (2) an interest rate per annum equal to the sum of (a) the product of (i) the LIBOR rate in effect for such Interest Period and (ii) the Statutory Reserves and (b) the applicable margin.

In August 2007, the Company entered into a new $44,550 first lien term loan and with borrowings thereunder paid in full the $44,550 balance of our then existing $45,000 first lien term loan. The $44,550 first lien term loan bears interest at an annual rate equal to LIBOR plus 2.0% and matures on May 31, 2011. Borrowings are collateralized by a first priority interest in and lien on all of the Company’s assets.

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

On April 18, 2007, the Company entered into a $43,000 notional value swap transaction with a financial institution effective April 18, 2007. The Company receives a floating rate based on LIBOR and pays a fixed rate of 4.95%. The swap agreement terminates on June 28, 2010. As of September 30, 2007, the fair value of this swap was a net liability of $412.

On April 18, 2007, the Company entered into a $52,000 notional value swap transaction with a financial institution effective April 18, 2007. The Company receives a floating rate based on LIBOR and pays a fixed rate of 4.95%. The swap agreement terminates on May 7, 2010. As of September 30, 2007, the fair value of this swap was a net liability of $451.

All swap agreement fair values are recorded on the consolidated balance sheet as other assets when the fair value is a net asset or as other long-term liabilities when the fair value is a net liability. The fair values of our interest rate swap agreements were estimated based on current settlement prices and quoted market prices of comparable contracts and represent their carrying values. The Company calculated $0 ineffectiveness on both interest rate swap agreements at September 30, 2007. An unrealized loss of $518, net of taxes of $345, is recorded on the consolidated balance sheet as accumulated other comprehensive income.

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

The Credit Agreements contain certain affirmative and negative covenants, which require, among other things, that the Company meet certain financial ratio covenants and limit certain capital expenditures. The most restrictive covenant relates to the creation or assumption of additional indebtedness. The Company was in compliance with all financial covenants at September 30, 2007.

Contractual Obligations

As of September 30, 2007, there were no material changes in the Company’s contractual obligations as disclosed in the Company’s Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of September 30, 2007, the Company did not have any off-balance sheet arrangements other than the operating lease commitments in the contractual obligations table as disclosed in the Company’s Annual Report on Form 10-K.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 requires companies to determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefits can be recorded in the financial statements. This interpretation also provides guidance on classification, accounting in interim periods, and expanded disclosure requirements. FIN 48 was adopted by the Company in the first quarter of fiscal 2008. The impact on the Company’s consolidated financial statements was not material.

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

The Company is exposed to certain market risks arising from transactions that are entered into in the normal course of business. As part of our financial risk management program, we use certain derivative financial instruments to manage these risks. The Company does not engage in financial transactions for speculative purposes and therefore holds no derivative instruments for trading purposes. The Company’s exposure to market risk for changes in interest rates relates to variable interest rates on borrowings under the Company’s credit agreements. During April 2007, the Company entered into interest rate swap agreements at an interest rate of 4.95% on $95.0 million of its debt in order to manage exposure to interest rate changes related to these borrowings. These interest rate swaps effectively converted $95.0 million of debt from floating to fixed interest rates. At September 30, 2007, the fair value of the interest rate swap agreements was a liability of $0.9 million. At September 30, 2007, $26.1 million of the Company’s debt remained subject to market risk for changes in interest rates. If the weighted average interest rate on the Company’s remaining variable rate indebtedness rose 77 basis points (a 10.0% change from the calculated weighted average interest rate as of September 30, 2007), assuming no change in the Company’s outstanding balance under its revolving credit facility and $44.5 million first lien term loan, the Company’s annualized income before taxes and cash flows from operating activities would decline by approximately $0.2 million. If the weighted average interest rate on the Company’s remaining variable rate indebtedness decreased 77 basis points (a 10.0% change from the calculated weighted average interest rate as of September 30, 2007), assuming no change in the Company’s outstanding balance under its revolving credit facility and $44.5 million first lien term loan, the Company’s annualized income before taxes and cash flows from operating activities would increase by approximately $0.2 million.

Item 4.	Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2007, our chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are a party to legal proceedings and claims arising in the ordinary course of business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.

Item 1A.	Risk Factors

Not Applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Number	Description
10.1	Non-Compete Agreement between the Company and Kathy Hassenpflug, dated as of March 10, 2000

10.2	Non-Competition Addendum to Non-Compete Agreement between the Company and Kathy Hassenpflug, dated as of September 30, 2005

10.3	Amended and Restated Plan for Compensation of Non-employee Directors

31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by James C. Robison, Chairman, President and Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by William F. Lacey, Senior Vice President and Chief Financial Officer

32.1*	Section 1350 Certifications, executed by James C. Robison, Chairman, President and Chief Executive Officer, and William F. Lacey, Senior Vice President and Chief Financial Officer

*	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Act of 1934, or otherwise subject to the liability of that Section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Animal Health International, Inc. (Registrant)

Date: November 6, 2007	/s/ William F. Lacey
William F. Lacey
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)