Form 10-Q
period 2007-12-31
Animal Health International, Inc.
filed 2008-02-07
CIK 1372813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

As of January 23, 2008, 24,329,670 shares of the registrant’s common stock were outstanding.

ANIMAL HEALTH INTERNATIONAL

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Financial Statements

ANIMAL HEALTH INTERNATIONAL, INC.

Condensed Consolidated Balance Sheets

(In thousands, excluding share information)

(Unaudited)

	June 30, 2007	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$7,751	$5,930
Accounts receivable, net	73,958	98,235
Current portion of notes receivable	63	215
Income tax receivable	1,285	337
Merchandise inventories, net	80,848	116,746
Deferred income taxes	4,127	3,158
Prepaid expenses	2,159	1,439

Total current assets	170,191	226,060

Noncurrent assets:
Notes receivable, net of current portion	401	1,006
Property, plant, and equipment, net	17,253	17,332
Goodwill	78,598	82,719
Customer relationships	29,737	31,254
Noncompete agreements	2,390	4,098
Trademarks and trade names	26,360	28,408
Debt issue costs and other assets, net of accumulated amortization of $830 and $999, respectively	5,104	4,111

Total assets	$330,034	$394,988

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$81,976	$117,030
Accrued liabilities	15,644	19,357
Current portion of long-term debt	1,363	1,373

Total current liabilities	98,983	137,760

Noncurrent liabilities:
Long-term debt, net of current portion	117,523	137,900
Deferred lease incentives	1,736	1,615
Deferred income taxes	25,677	24,550
Other long-term liabilities	—	1,564

Total liabilities	243,919	303,389

Commitments and contingencies (note 12)

Stockholders’ equity:
Preferred stock, par value $0.01 per share. Authorized 10,000,000 shares, issued and outstanding 0 shares	—	—
Common stock, par value $0.01 per share. Authorized 90,000,000 shares, issued and outstanding 24,329,670 shares	243	243
Additional paid-in capital	128,367	129,023
Accumulated deficit	(42,826)	(36,258)
Accumulated other comprehensive income (loss)	331	(1,409)

Total stockholders’ equity	86,115	91,599

Total liabilities and stockholders’ equity	$330,034	$394,988

See accompanying notes to unaudited condensed consolidated financial statements.

ANIMAL HEALTH INTERNATIONAL, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three months ended December 31,		Six months ended December 31,
	2006	2007	2006	2007
Net sales	$170,279	$203,230	$315,981	$367,595

Costs and expenses:
Direct cost of products sold (excludes depreciation and amortization)	133,028	163,326	251,676	299,060
Salaries, wages, commissions, and related benefits	12,495	14,523	24,028	26,741
Selling, general, and administrative	10,165	11,739	18,752	22,438
Depreciation and amortization	1,623	1,712	3,163	3,357

Operating income	12,968	11,930	18,362	15,999

Other income (expense):
Other income	162	266	302	553
Interest expense	(5,810)	(2,719)	(9,900)	(5,366)

Income before income taxes	7,320	9,477	8,764	11,186
Income tax expense	(2,921)	(3,930)	(3,464)	(4,618)

Net income	$4,399	$5,547	$5,300	$6,568
Dividend on preferred stock	—	—	(53,323)	—
Preferred stock participation in undistributed earnings	(3,747)	—	(3,747)	—

Net income (loss) available to common shareholders	$652	$5,547	$(51,770)	$6,568

Earnings (loss) per common share:
Basic	$0.29	$0.23	$(22.93)	$0.27
Diluted	$0.29	$0.23	$(22.93)	$0.27

Weighted average shares outstanding:
Basic	2,258	24,330	2,258	24,330
Diluted	2,258	24,330	2,258	24,330

See accompanying notes to unaudited condensed consolidated financial statements.

ANIMAL HEALTH INTERNATIONAL, INC.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three months ended December 31,		Six months ended December 31,
	2006	2007	2006	2007
Net Income	$4,399	$5,547	$5,300	$6,568

Other comprehensive income (loss):
Unrealized gain on derivative instrument, net of tax	—	(1,046)	—	(2,099)
Foreign currency translation adjustment	(139)	(14)	(138)	359

Total comprehensive income	$4,260	$4,487	$5,162	$4,828

See accompanying notes to unaudited condensed consolidated financial statements.

ANIMAL HEALTH INTERNATIONAL, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended December 31,
	2006	2007
Cash flows from operating activities:
Net income	$5,300	$6,568
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,163	3,357
Amortization of debt issue costs	778	515
Stock-based compensation	—	663
Gain on sale of equipment	(5)	(253)
Deferred income taxes	68	(183)
Deferred lease incentives	—	226
Changes in assets and liabilities (net of effects of acquisitions)
Accounts receivable	(16,227)	(20,033)
Merchandise inventories	(12,346)	(25,572)
Income taxes receivable/payable	(406)	1,069
Prepaid expenses	638	958
Accounts payable	18,548	30,875
Accrued liabilities and other	(1,343)	4,044

Net cash provided by (used for) operating activities	(1,832)	2,234

Cash flows from investing activities:
Purchase of property, plant, and equipment	(1,607)	(2,255)
Purchase of other assets	(1,291)	—
Business acquisitions, net of cash acquired (includes direct acquisition costs of $598 and $1,217, respectively)	(13,804)	(24,061)
Purchase price adjustments	—	(70)
Proceeds from sale of equipment	118	1,328
Net changes in notes receivable	2	43

Net cash used for investing activities	(16,582)	(25,015)

Cash flows from financing activities:
Repayment of long-term debt	(26,748)	(45,182)
Borrowings of long-term debt	90,002	44,550
Net borrowings under revolving credit facilities	16,049	21,003
Debt issue costs	(605)	(312)
Change in overdraft balances	(2,623)	909
Dividend on preferred stock	(53,323)	—
Dividend on common stock	(1,177)	—

Net cash provided by financing activities	21,575	20,968
Effect of exchange rate changes on cash and cash equivalents	(45)	(8)

Net increase (decrease) in cash and cash equivalents	3,116	(1,821)
Cash and cash equivalents, beginning of period	3,036	7,751

Cash and cash equivalents, end of period	$6,152	$5,930

See accompanying notes to unaudited condensed consolidated financial statements.

ANIMAL HEALTH INTERNATIONAL, INC.

Notes to condensed consolidated financial statements

(Dollars in thousands, except share and per share data)

(Unaudited)

(1) Organization

Animal Health International, Inc. (the Company), formerly known as Walco International Holdings, Inc., was incorporated in Delaware in May 2005. Through its wholly owned subsidiaries, Walco International, Inc. and Kane Veterinary Supplies, Ltd. (note 3), the Company’s primary business activity is the sale and distribution of animal health products, supplies, services and technology through operating divisions located throughout the United States and Canada.

(2) Summary of significant accounting policies

(a) Basis of consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly, in all material respects, the results of the Company for the periods presented. These condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s audited financial statements for the years ended June 30, 2006 and 2007 in the Company’s Annual Report on Form 10-K. The results of operations for the three and six months ended December 31, 2007, are not necessarily indicative of results to be expected for the entire fiscal year.

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

Concurrent with the effective date of the initial public offering, the Company issued options to purchase an aggregate of 749,300 shares under terms established by the 2007 Stock Option and Incentive Plan, which was adopted by the Company’s Board of Directors and approved by stockholders in January 2007. The Company also issued options to purchase 9,500 shares in May 2007, and an additional 750,000 shares in November 2007. The Company reserved 2,500,000 shares of its common stock for the issuance of awards under the 2007 Stock Option and Incentive Plan. The options vest over a four-year period, carry a ten-year term, and have an exercise price of $11.00 per share for the initial 749,300 shares, $13.53 per share for the 9,500 shares granted in May 2007, and $11.47 per share for the 750,000 shares granted in November 2007. Options are not performance based and vest with continued employment. Unexercised options may be forfeited in the event of termination of employment. Options to purchase 50,000 shares were vested per the terms of a separation agreement (note 10), but no options were exercised as of December 31, 2007.

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

The following weighted average assumptions were used for the 2007 and 2008 option grants: risk-free interest rate of 4.75% on the initial 749,300 shares, 4.45% on the subsequent 9,500 shares, and 3.25% on the last 750,000 shares, dividend yield of 0% for all shares, annual volatility factor of the expected market price of the Company’s common stock of 31.0% for the initial 749,300 shares and subsequent 9,500 shares, and 30.9% for the 750,000 shares, estimated forfeiture rate of 8.4%, and an expected life of the options of 6.25 years. The risk-free interest rate was determined based on a yield curve of U.S. Treasury rates ranging from five to seven years. Expected volatility was established based on historical volatility of the stock prices of other companies in industries similar to the Company. Based on these assumptions, the 2007 options were valued at $4.49 per share for the initial 749,300 shares and $5.43 per share for the subsequent 9,500 shares, and the 2008 options were valued at $4.28 per share for the 750,000 shares. Total compensation expense for these options totals $5,347 including the following amounts to be charged to compensation expense each year over each four-year vesting period: $1,342 in fiscal 2008, $1,337 in fiscal 2009, $1,337 in fiscal 2010, $855 in fiscal 2011, and $252 in fiscal 2012. For the three and six month periods ended December 31, 2007, compensation expense related to these options totaled $428 and $663, respectively.

A summary of stock option activity is as follows:

	Options	Weighted average exercise prices	Weighted average fair value at grant date	Weighted average remaining contractual term (years)	Total intrinsic value
Balance at July 1, 2007	746,300	$11.03	$4.50
Granted	750,000	11.47	4.28
Exercised	—	—	—
Forfeited	(81,000)	11.00	4.49

Balance at December 31, 2007	1,415,300	$11.27	$4.38	9.4	$1,464

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

Earnings per share

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2007	2006	2007
Net income	$4,399	$5,547	$5,300	$6,568
Dividend on preferred stock	—	—	(53,323)	—
Preferred stock participation in undistributed earnings	(3,747)	—	(3,747)	—

Net income (loss) available to common shareholders	$652	$5,547	$(51,770)	$6,568

Basic weighted average shares outstanding	2,258	24,330	2,258	24,330
Dilutive effect of stock options and warrants	—	—	—	—

Diluted weighted average shares outstanding	2,258	24,330	2,258	24,330

Basic earnings (loss) per share	$0.29	$0.23	$(22.93)	$0.27

Diluted earnings (loss) per share	$0.29	$0.23	$(22.93)	$0.27

All common stock equivalents are excluded from diluted earnings per share in the three and six month periods ended December 31, 2007, as they are anti-dilutive.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141R), which replaces SFAS 141. SFAS 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008. SFAS 141R will be effective for the Company in the first quarter of fiscal 2010. The Company is currently assessing the impact SFAS 141R may have on its future consolidated financial statements.

(3) Acquisitions

In connection with the acquisitions of certain assets of Farm City Animal Supply, Inc. and Veterinarian’s Outlet of Sunnyside, and all of the outstanding stock of Hawaii Mega-Cor., Inc., Paul E. Blackmer, D.V.M., Inc., Veterinarian’s Outlet Incorporated, and Cattlemen’s Supply, Inc. during the second, third and fourth fiscal quarters of 2007, additional intangible assets were recorded based upon independent third party appraisals including customer relationships, noncompete agreements, and trademarks and trade names. The customer relationships are amortized on a straight-line basis over 12 years, which approximates their expected useful lives. The noncompete agreements are amortized on a straight-line basis over either two or five years, based upon the term of the agreement. Trademarks and trade names are not amortized because they have indefinite useful lives. These purchase price adjustments resulted in a $7,210 reduction in the balance of goodwill offset by a $2,038 increase in trademarks and trade names, a $2,103 increase in noncompete agreements, and a $3,069 increase in customer relationships at December 31, 2007. Additionally, $169 of miscellaneous costs related to these acquisitions were incurred this fiscal year and charged to goodwill.

In October 2007, the Company acquired all of the outstanding stock of Kane Veterinary Supplies, Ltd. for $23,001 in cash, together with a performance-based earn out (plus approximately $1,048 in direct acquisition costs). Kane Veterinary Supplies, Ltd. is based in Edmonton, Canada, and is a leading distributor of animal health products in both the production and companion animal markets.

The following table summarizes the preliminary estimated fair values of assets acquired and liabilities assumed at the date of the acquisition of Kane Veterinary Supplies, Ltd. These preliminary purchase price allocations will be adjusted upon the completion of independent valuations, which are expected to be completed prior to the close of this fiscal year.

Cash and cash equivalents	$157
Accounts receivable, net	5,110
Current portion of notes receivable	150
Merchandise inventories, net	10,237
Prepaid expenses	234
Notes receivable, net of current portion	650
Property, plant and equipment, net	411
Goodwill	11,162
Trademarks and trade names	10

Total assets acquired	28,121

Accounts payable	3,778
Accrued liabilities	180
Current portion of long-term debt	13
Long-term debt, net of current portion	4
Deferred lease incentives	73
Deferred income taxes	24

Total liabilities assumed	4,072

Net assets acquired	$24,049

Pro forma consolidated results of income are not presented because the acquisition of Kane Veterinary Supplies, Ltd. is not material to the Company’s financial position, operating results or cash flows.

(4) Accounts receivable, net

	June 30, 2007	December 31, 2007
Trade accounts receivable	$66,939	$86,416
Vendor rebate receivables	7,602	12,939
Other receivables	222	80

	74,763	99,435
Less allowance for doubtful accounts	(805)	(1,200)

Accounts receivable, net	$73,958	$98,235

(5) Notes receivable
	June 30, 2007	December 31, 2007
Note receivable from Sparhawk Laboratories, Inc.	$325	$325
Other notes receivable	139	896

	464	1,221
Less current portion of notes receivable	(63)	(215)

Notes receivable	$401	$1,006

(6) Property, plant, and equipment, net

	June 30, 2007	December 31, 2007
Land	$3,897	$3,668
Buildings and improvements	5,168	4,452
Leasehold improvements	2,702	3,586
Construction in progress	1,275	255
Equipment:
Warehouse	1,344	1,840
Automotive	4,771	6,193
Office/software	3,054	3,444

	22,211	23,438
Less accumulated depreciation	(4,958)	(6,106)

Property, plant, and equipment, net	$17,253	$17,332

Depreciation expense was $779 and $663 for the three months ended December 31, 2006 and 2007, respectively, and $1,476 and $1,410 for the six months ended December 31, 2006 and 2007, respectively.

(7) Goodwill and other intangible assets

	Gross Carrying amount	Accumulated amortization	Net Carrying amount
June 30, 2007:
Goodwill	$78,598	$—	$78,598
Customer relationships	35,685	(5,948)	29,737
Noncompete agreements	3,192	(802)	2,390
Trademarks and trade names	26,360	—	26,360

	$143,835	$(6,750)	$137,085

December 31, 2007:
Goodwill	$82,719	$—	$82,719
Customer relationships	38,754	(7,500)	31,254
Noncompete agreements	5,295	(1,197)	4,098
Trademarks and trade names	28,408	—	28,408

	$155,176	$(8,697)	$146,479

Amortization expense related to intangible assets totaled $844 and $1,049 for the three months ended December 31, 2006 and 2007, respectively, and $1,687 and $1,947 for the six months ended December 31, 2006 and 2007, respectively. Based on the current estimated useful lives assigned to intangibles assets, amortization expense for fiscal 2008, 2009, 2010, 2011, and 2012 is projected to total $4,103, $4,162, $4,087, $4,087, and $3,828, respectively.

(8) Long-term debt

	June 30, 2007	December 31, 2007
Credit agreement—Revolving credit facility	$72,322	$93,326
Credit agreement—Term Note	44,663	44,438
Other	1,901	1,509

	118,886	139,273
Less current portion	(1,363)	(1,373)

	$117,523	$137,900

Credit agreements

On June 30, 2005, the Company and a group of financial institutions entered into certain credit agreements (the Credit Agreements), which included a $110,000 revolving credit facility (the Revolver) and other loans that have subsequently been paid in full.

In September 2006, the Revolver was amended to a $125,000 facility, which matures on June 30, 2010. The outstanding borrowings under the Revolver bore interest, at the Company’s option, as follows: (1) an interest rate per annum equal to the sum of (a) the greater of (i) the Prime Rate in effect on such day, and (ii) the Federal Funds Effective Rate in effect for such day plus 1/2% and (b) the applicable margin or (2) an interest rate per annum equal to the sum of (a) the product of (i) the LIBOR rate in effect for such Interest Period and (ii) the Statutory Reserves and (b) the applicable margin.

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

In October 2007, the Revolver was amended to a $135,000 facility, which matures on June 30, 2010. The amended Revolver includes a $10,000 overcollateralization first drawn sub-limit that expires on March 31, 2009. The outstanding borrowings under the $10,000 overcollateralization first drawn sublimit bear interest at the rate of 0.75% above the rate as defined per the terms of the September 2006 Revolver amendment. The outstanding borrowings under the Revolver’s base $125,000 facility bear interest at the rate of LIBOR plus 1.5% or the Prime Rate plus 0.0% until September 30, 2008, and thereafter at the rate as defined per the terms of the September 2006 Revolver amendment. Borrowings remain collateralized by a first priority interest in and lien on all of the Company’s assets.

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

On April 18, 2007, the Company entered into a $43,000 notional value swap transaction with a financial institution effective April 18, 2007. The Company receives a floating rate based on LIBOR and pays a fixed rate of 4.95%. The swap agreement terminates on June 28, 2010. As of December 31, 2007, the fair value of this swap was a liability of $1,201.

On April 18, 2007, the Company entered into a $52,000 notional value swap transaction with a financial institution effective April 18, 2007. The Company receives a floating rate based on LIBOR and pays a fixed rate of 4.95%. The swap agreement terminates on May 7, 2010. As of December 31, 2007, the fair value of this swap was a liability of $1,405.

All swap agreement fair values are recorded on the consolidated balance sheet as other assets when the fair value is a net asset or as other long-term liabilities when the fair value is a net liability. The fair values of our interest rate swap agreements were estimated based on current settlement prices and quoted market prices of comparable contracts and represent their carrying values. The Company calculated $0 ineffectiveness on both interest rate swap agreements at December 31, 2007. An unrealized loss of $1,564, net of taxes of $1,042, is recorded on the consolidated balance sheet as accumulated other comprehensive income.

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

The Credit Agreements contain certain affirmative and negative covenants, which require, among other things, that the Company meet certain financial ratio covenants and limit certain capital expenditures. The most restrictive covenant relates to the creation or assumption of additional indebtedness. The Company was in compliance with all financial covenants at December 31, 2007.

(9) Preferred stock

As of December 31, 2007, the Company had one class of undesignated preferred stock authorized with no shares issued or outstanding. The Board of Directors of the Company may designate and issue preferred stock in one or more series. The Board of Directors can fix the rights, preferences and privileges of the shares of each series and any of its qualifications, limitations or restrictions.

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

(10) Related-party transactions

Effective June 30, 2005, the Company entered into an agreement with Charlesbank Capital Partners, LLC, an affiliate of a significant stockholder of the Company, for the provision of management and advisory services. Upon the closing of the Company’s initial public offering, the Company’s agreement for management and advisory services with Charlesbank was terminated. Included in selling, general and administrative expense as a management fee was $62 for the three months ended December 31, 2006, and $125 for the six months ended December 31, 2006.

The Company has property lease agreements with certain employees. The Company incurred related rent expense of $32 and $99 for the three months ended December 31, 2006 and 2007, respectively, and $58 and $198 for the six months ended December 31, 2006 and 2007, respectively. The total future obligations outstanding at December 31, 2007, with respect to such leases are $718.

Effective October 1, 2007, the Company’s Senior Vice President and Chief Operating Officer (the COO) separated from employment with the Company. In connection with such separation, the Company and the COO entered into a Separation Agreement and Full and Final Release dated October 4, 2007, whereby the Company is obligated to pay the COO certain cash consideration, vest 50,000 of his stock options, allow him to retain the right to exercise stock options for ten years from the date of grant, pay certain of his COBRA premiums for health and welfare benefits, reimburse him for certain life and disability insurance coverage costs, and transfer title and ownership of certain assets and equipment to him. The Company’s obligations are subject to the COO’s compliance with certain post-employment restrictive covenants, which limit the COO’s ability to compete with the Company, solicit customers or employees of the Company, or divulge confidential information concerning the Company. These obligations totaled $710 and were charged to selling, general, and administrative costs in the second quarter of this fiscal year.

(11) Income taxes

The Company’s effective tax rate was 39.9% and 41.5% for the three months ended December 31, 2006 and 2007, respectively, and 39.5% and 41.2% for the six months ended December 31, 2006 and 2007, respectively. The increase in the effective tax rate in the three months and six months ended December 31, 2007, as compared to the same periods in the prior year was primarily the result of permanent differences related to stock option expenses.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 requires companies to determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefits can be recorded in the financial statements. This interpretation also provides guidance on classification, accounting in interim periods, and expanded disclosure requirements. FIN 48 was adopted by for the Company in the first quarter of fiscal 2008. The impact on the Company’s consolidated financial statements was not material. At December 31, 2007, there were no material unrecognized tax benefits. In addition, there were no accruals for the payment of interest and penalties related to income tax liabilities at December 31, 2007. The Company recognizes potential interest and penalties related to unrecognized tax benefits in income tax expense. The Company files numerous income tax returns in various jurisdictions including U.S. Federal, state, and foreign jurisdictions. The Company is subject to U.S. Federal income tax examinations for fiscal years dating back to 2004. For state purposes, the open years also typically date back to fiscal 2004.

(12) Commitments and contingencies

The Company is involved in various matters of litigation arising in the normal course of business. Although the ultimate liability from existing or potential claims cannot be ascertained, management does not anticipate that any related outcomes would have a materially adverse effect on the Company’s financial position, operating results or cash flows.

(13) Subsequent event

On January 10, 2008, the Company issued a press release stating that Robert Oelkers, a member of the Board of Directors of the Company, unexpectedly passed away on January 7, 2008. Also on January 10, 2008, the Company notified Nasdaq that it was no longer in compliance with Rule 4350(d) of Nasdaq’s listing requirements requiring an audit committee to be comprised of three independent directors due to the unexpected death of Mr. Oelkers. The Company’s audit committee of the Board of Directors is currently comprised of two independent directors due to this one vacancy. The Company is relying on the exception set forth in Rule 4350(d) that provides that if an issuer fails to comply with the requirement that an audit committee be comprised of three independent directors due to one vacancy, the issuer shall regain compliance by the earlier of its next annual meeting of shareholders or one year from the occurrence of the event that caused the failure to comply with the requirement. The Company intends to fill the vacancy on the Board of Directors and appoint one additional independent director to the audit committee as promptly as possible.

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

Results of Operations

The following table summarizes the historical results of operations for the three and six months ended December 31, 2007 and 2006, in dollars and as a percentage of net sales. The Company’s gross profit may not be comparable to other entities, since some entities include all of the costs related to their distribution network in cost of goods sold and others, like the Company, exclude a portion of these costs from direct cost of products sold and include them instead in selling, general, and administrative expenses, and salaries, wages, commissions, and related benefits.

Summary consolidated results of operations table

	Three months ended December 31,		Six months ended December 31,
(in thousands)	2006	2007	2006	2007
Net sales	$170,279	$203,230	$315,981	$367,595
Direct cost of products sold	133,028	163,326	251,676	299,060
Gross profit	37,251	39,904	64,305	68,535
Selling, general, and administrative expenses (includes salary, wages, commission, and related benefits)	22,660	26,262	42,780	49,179
Depreciation and amortization	1,623	1,712	3,163	3,357
Operating income	12,968	11,930	18,362	15,999

Other income (expense):
Interest expense	(5,810)	(2,719)	(9,900)	(5,366)
Other income	162	266	302	553
Income before income taxes	7,320	9,477	8,764	11,186
Income tax expense	(2,921)	(3,930)	(3,464)	(4,618)
Net income	$4,399	$5,547	$5,300	$6,568
Net sales	100.0%	100.0%	100.0%	100.0%
Direct cost of products sold	78.1%	80.4%	79.6%	81.4%
Gross profit	21.9%	19.6%	20.4%	18.6%
Selling, general, and administrative expenses (includes salary, wages, commission, and related benefits)	13.3%	12.9%	13.6%	13.3%
Depreciation and amortization	1.0%	0.8%	1.0%	0.9%
Operating income	7.6%	5.9%	5.8%	4.4%
Other income (expense)
Interest expense	(3.4)%	(1.3)%	(3.1)%	(1.5)%
Other income	0.1%	0.1%	0.1%	0.2%
Income before income taxes	4.3%	4.7%	2.8%	3.1%
Income tax expense	(1.7)%	(2.0)%	(1.1)%	(1.3)%
Net income	2.6%	2.7%	1.7%	1.8%

Other data:
Field sales representatives	238	241	238	241

Three months ended December 31, 2007 compared to three months ended December 31, 2006

Net sales. Net sales increased $32,951, or 19.4%, to $203,230 for the three months ended December 31, 2007, from $170,279 for the three months ended December 31, 2006. The increase in net sales was primarily attributable to approximately $13,800, or 42.0%, of sales from acquisitions completed during the third and fourth quarters of 2007 and the second quarter of 2008, the addition of new customers, continued expansion into new territories, and increased sales to existing customers.

Gross profit. Gross profit increased $2,653, or 7.1%, to $39,904 for the three months ended December 31, 2007, from $37,251 for the three months ended December 31, 2006. Gross profit as a percentage of sales was 19.6% for the three months ended December 31, 2007, compared to 21.9% for the three months ended December 31, 2006. The increase in gross profit resulted from sales growth, but was partially offset by a reduction in vendor rebates.

Selling, general, and administrative expenses. Selling, general, and administrative expenses increased to $26,262 for the three months ended December 31, 2007, from $22,660 for the three months ended December 31, 2006. The increase was the result of an increase in variable selling and distribution expenses driven by sales volume combined with $119 of Sarbanes-Oxley Section 404 implementation costs, $606 of public company related expenses, and $428 of stock option expenses, none of which were incurred during the quarter ended December 31, 2006, as a private company, and $968 of severance obligations accrued primarily for the Company’s former Senior Vice President and Chief Operating Officer. The fixed nature of other corporate expenses drove a slight decrease in selling, general and administrative expenses as a percent of sales from 13.3% for the three months ended December 31, 2006, to 12.9% for the three months ended December 31, 2007.

Depreciation and amortization. Depreciation and amortization increased slightly from $1,623 for the three months ended December 31, 2006, to $1,712 for the three months ended December 31, 2007. The increase results primarily from increased amortization of intangible assets driven by adjustments to the purchase price allocations of the acquisitions completed during the third and fourth quarters of 2007.

Other expenses. Other expenses decreased $3,195, or 56.6%, to $2,453 for the three months ended December 31, 2007, from $5,648 for the three months ended December 31, 2006. The decrease in other expenses was due to a decrease in interest expense of $3,091 to $2,719 in the three months ended December 31, 2007, as compared to $5,810 in the three months ended December 31, 2006. This decrease was due to lower interest rates and decreased debt following the Company’s initial public offering.

Income tax expenses. Income tax expense increased $1,009, or 34.5%, to $3,930 for the three months ended December 31, 2007, from $2,921 for the three months ended December 31, 2006. The effective tax rate was 41.5% and 39.9% for the three months ended December 31, 2007 and 2006, respectively. This increase in the effective tax rate was attributable to permanent differences related to stock option expenses.

Six months ended December 31, 2007 compared to six months ended December 31, 2006

Net sales. Net sales increased $51,614, or 16.3%, to $367,595 for the six months ended December 31, 2007, from $315,981 for the six months ended December 31, 2006. The increase in net sales was primarily attributable to approximately $24,600, or 48.0%, of sales from seven acquisitions completed during the second, third and fourth quarters of 2007 and the second quarter of 2008, the addition of new customers, continued expansion into new territories, and increased sales to existing customers.

Gross profit. Gross profit increased $4,230, or 6.6%, to $68,535 for the six months ended December 31, 2007, from $64,305 for the six months ended December 31, 2006. Gross profit as a percentage of sales was 18.6% for the six months ended December 31, 2007, compared to 20.4% for the six months ended December 31, 2006. The increase in gross profit resulted from sales growth, but was partially offset by a reduction in vendor rebates.

Selling, general, and administrative expenses. Selling, general, and administrative expenses increased to $49,179 for the six months ended December 31, 2007, from $42,780 for the six months ended December 31, 2006. The increase was the result of an increase in variable selling and distribution expenses driven by sales volume combined with $346 of Sarbanes-Oxley Section 404 implementation costs, $910 of public company related expenses, and $663 of stock option expenses, none of which were incurred during the six months ended December 31, 2006, as a private company, and $968 of severance obligations accrued primarily for the Company’s former Senior Vice President and Chief Operating Officer. The fixed nature of other corporate expenses drove a slight decrease in selling, general and administrative expenses as a percent of sales from 13.6% for the six months ended December 31, 2006, to 13.3% for the six months ended December 31, 2007.

Depreciation and amortization. Depreciation and amortization increased slightly from $3,163 for the six months ended December 31, 2006, to $3,357 for the six months ended December 31, 2007. The increase results primarily from increased amortization of intangible assets driven by adjustments to the purchase price allocations of the acquisitions completed during the second, third, and fourth quarters of 2007.

Other expenses. Other expenses decreased $4,785, or 49.9%, to $4,813 for the six months ended December 31, 2007, from $9,598 for the six months ended December 31, 2006. The decrease in other expenses was due to a decrease in interest expense of $4,534 to $5,366 in the six months ended December 31, 2007, as compared to $9,900 in the six months ended December 31, 2006. This decrease was due to lower interest rates and decreased debt following the Company’s initial public offering.

Income tax expenses. Income tax expense increased $1,154, or 33.3%, to $4,618 for the six months ended December 31, 2007, from $3,464 for the six months ended December 31, 2006. The effective tax rate was 41.2% and 39.5% for the six months ended December 31, 2007 and 2006, respectively. This increase in the effective tax rate was attributable to permanent differences related to stock option expenses.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash flows generated from operations and borrowings under the Company’s revolving credit facility established on June 30, 2005, and subsequently amended. Funds are expended to provide working capital that enables the Company to maintain adequate inventory levels to promptly fulfill customer needs and expand operations. The Company expects its capital resources to be sufficient to meet anticipated cash needs for at least the next twelve months, and it expects cash flows from operations to be sufficient to reduce outstanding borrowings under the Company’s revolving credit agreement.

Operating activities. For the six months ended December 31, 2007, net cash provided by operating activities was $2,234, and was attributable to $6,568 in net income and $4,282 of non-cash costs offset by an increase in working capital of $8,616. The non-cash costs included $3,357 of depreciation and amortization, $515 of debt issue cost amortization, and $663 of stock option expenses. The debt issue cost amortization includes the write-off of $267 of debt issue costs resulting from the August 2007 refinancing of the term loan debt. The change in working capital included an increase in inventory of $25,572 and an increase in accounts receivable of $20,033, both partially offset by an increase in accounts payable of $30,875 and an increase in accrued liabilities of $4,044. The increase in inventory resulted from a rise in inventory purchases that drove a corresponding increase in accounts payable. The increase in accounts receivable resulted primarily from increased sales volume. The increase in accrued liabilities resulted primarily from increased accruals for income taxes and increased customer deposits, both partially offset by the payment of accrued non-recurring legal expenses related to the settlement of a dispute with a vendor. For the six months ended December 31, 2006, net cash used for operating activities was $1,832, and was primarily attributable to a $16,227 increase in accounts receivable and a $12,346 increase in inventories partially offset by a $18,548 increase in accounts payable, $5,300 in net income, and $3,163 in depreciation and amortization. The increase in accounts receivable resulted from an increase in sales during the last two weeks of December 2006. The strong sales in the last two weeks of December 2006 decreased inventories, but purchases of inventory also increased during December 2006 in anticipation of sales driven by a vendor initiated price increase in the following quarter. The increased purchases of inventory in December 2006 were directly offset by increased accounts payable.

Investing activities. For the six months ended December 31, 2007, net cash used for investing activities was $25,015, and was primarily attributable to $23,892, net of cash acquired, for the acquisition of Kane Veterinary Supplies, Ltd. and $2,255 of purchases of property, plant and equipment, both partially offset by $1,328 of proceeds from the sale of equipment. For the six months ended December 31, 2006, net cash used for investing activities was $16,582, and was primarily attributable to $13,804, net of cash acquired, for the acquisitions of certain assets of Farm City Animal Supply, Inc. and all of the outstanding stock of Hawaii Mega-Cor., Inc. and Paul E. Blackmer, D.V.M., Inc., and purchases of property, plant and equipment of $1,607, and other assets of $1,291.

Financing activities. For the six months ended December 31, 2007, net cash provided by financing activities was $20,968, and was primarily attributable to net borrowings from the revolving credit facility totaling $21,003. Also during these six months, the $44,550 balance of the $45,000 first lien term loan was paid in full with the proceeds from the new $44,550 first lien term loan. For the six months ended December 31, 2006, net cash provided by financing activities was $21,575. Borrowings received from a new $45,000 first lien term loan and a new $45,000 second lien term loan combined with net borrowings under the revolving credit facility totaling $16,049 were partially offset by the payment of $54,500 in dividends to common and preferred shareholders, the payment in full of the outstanding $26,500 balance of the previous first lien term loan, an unfavorable $2,623 change in overdraft balances, and $605 of debt issue costs.

Capital resources. In September 2006, the Company’s revolving credit facility was amended with total capacity totaling $125,000 and maturity on June 30, 2010. The outstanding borrowings under the Revolver bore interest, at the Company’s option, as follows: (1) an interest rate per annum equal to the sum of (a) the greater of (i) the Prime Rate in effect on such day, and (ii) the Federal Funds Effective Rate in effect for such day plus 1/2% and (b) the applicable margin or (2) an interest rate per annum equal to the sum of (a) the product of (i) the LIBOR rate in effect for such Interest Period and (ii) the Statutory Reserves and (b) the applicable margin.

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

In October 2007, the Revolver was amended to a $135,000 facility, which matures on June 30, 2010. The amended Revolver includes a $10,000 overcollateralization first drawn sub-limit that expires on March 31, 2009. The outstanding borrowings under the $10,000 overcollateralization first drawn sublimit bear interest at the rate of 0.75% above the rate as defined per the terms of the September 2006 Revolver amendment. The outstanding borrowings under the Revolver’s base $125,000 facility bear interest at the rate of LIBOR plus 1.5% or the Prime Rate plus 0.0% until September 30, 2008, and thereafter at the rate as defined per the terms of the September 2006 Revolver amendment. Borrowings remain collateralized by a first priority interest in and lien on all of the Company’s assets.

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

On April 18, 2007, the Company entered into a $43,000 notional value swap transaction with a financial institution effective April 18, 2007. The Company receives a floating rate based on LIBOR and pays a fixed rate of 4.95%. The swap agreement terminates on June 28, 2010. As of December 31, 2007, the fair value of this swap was a net liability of $1,201.

On April 18, 2007, the Company entered into a $52,000 notional value swap transaction with a financial institution effective April 18, 2007. The Company receives a floating rate based on LIBOR and pays a fixed rate of 4.95%. The swap agreement terminates on May 7, 2010. As of December 31, 2007, the fair value of this swap was a net liability of $1,405.

All swap agreement fair values are recorded on the consolidated balance sheet as other assets when the fair value is a net asset or as other long-term liabilities when the fair value is a net liability. The fair values of our interest rate swap agreements were estimated based on current settlement prices and quoted market prices of comparable contracts and represent their carrying values. The Company calculated $0 ineffectiveness on both interest rate swap agreements at December 31, 2007. An unrealized loss of $1,564, net of taxes of $1,042, is recorded on the consolidated balance sheet as accumulated other comprehensive income.

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

The Credit Agreements contain certain affirmative and negative covenants, which require, among other things, that the Company meet certain financial ratio covenants and limit certain capital expenditures. The most restrictive covenant relates to the creation or assumption of additional indebtedness. The Company was in compliance with all financial covenants at December 31, 2007.

Contractual Obligations

As of December 31, 2007, there were no material changes in the Company’s contractual obligations as disclosed in the Company’s Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of December 31, 2007, the Company did not have any off-balance sheet arrangements other than the operating lease commitments in the contractual obligations table as disclosed in the Company’s Annual Report on Form 10-K.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141R), which replaces SFAS 141. SFAS 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008. SFAS 141R will be effective for the Company in the first quarter of fiscal 2010. The Company is currently assessing the impact SFAS 141R may have on its future consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to certain market risks arising from transactions that are entered into in the normal course of business. As part of our financial risk management program, we use certain derivative financial instruments to manage these risks. The Company does not engage in financial transactions for speculative purposes and therefore holds no derivative instruments for trading purposes. The Company’s exposure to market risk for changes in interest rates relates to variable interest rates on borrowings under the Company’s credit agreements. During April 2007, the Company entered into interest rate swap agreements at an interest rate of 4.95% on $95.0 million of its debt in order to manage exposure to interest rate changes related to these borrowings. These interest rate swaps effectively converted $95.0 million of debt from floating to fixed interest rates. At December 31, 2007, the fair value of the interest rate swap agreements was a liability of $2.6 million. At December 31, 2007, $42.8 million of the Company’s debt remained subject to market risk for changes in interest rates. If the weighted average interest rate on the Company’s remaining variable rate indebtedness rose 77 basis points (a 10.0% change from the calculated weighted average interest rate as of December 31, 2007), assuming no change in the Company’s outstanding balance under its revolving credit facility and $44.5 million first lien term loan, the Company’s annualized income before taxes and cash flows from operating activities would decline by approximately $0.3 million. If the weighted average interest rate on the Company’s remaining variable rate indebtedness decreased 77 basis points (a 10.0% change from the calculated weighted average interest rate as of December 31, 2007), assuming no change in the Company’s outstanding balance under its revolving credit facility and $44.5 million first lien term loan, the Company’s annualized income before taxes and cash flows from operating activities would increase by approximately $0.3 million.

Item 4.	Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2007, our chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are a party to legal proceedings and claims arising in the ordinary course of business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.

Item 1A.	Risk Factors

Not Applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its 2007 Annual Meeting of Stockholders on November 21, 2007. On the record date, 24,329,670 shares of our common stock were entitled to vote. At the meeting, 20,841,768 shares were represented in person or by proxy. One proposal was considered to elect two Class I members to the Board of Directors as directors whose term will expire in 2010. The following individuals were elected as Class I directors:

Name	Votes For	Votes Withheld
Michael Eisenson	20,742,355	99,413
James Robison	20,680,723	161,045

Item 5.	Other Information

None.

Item 6.	Exhibits

Number	Description
10.4	Second Amended and Restated Credit Agreement, dated October 2007, by and among Walco International, Inc., each of the credit parties party thereto, each of the financial institutions party thereto, JPMorgan Chase Bank, N.A., as administrative agent for the Lenders, and General Electric Capital Corporation as documentation agent for the lenders

31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by James C. Robison, Chairman, President and Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by William F. Lacey, Senior Vice President and Chief Financial Officer

32.1*	Section 1350 Certifications, executed by James C. Robison, Chairman, President and Chief Executive Officer, and William F. Lacey, Senior Vice President and Chief Financial Officer

*	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Act of 1934, or otherwise subject to the liability of that Section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Animal Health International, Inc. (Registrant)

Date: February 7, 2008	/s/ William F. Lacey
William F. Lacey
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)