Form 10-Q
period 2008-03-31
Animal Health International, Inc.
filed 2008-05-08
CIK 1372813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12b-2).

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☒    Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 23, 2008, 24,329,670 shares of the registrant’s common stock were outstanding.

ANIMAL HEALTH INTERNATIONAL
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

ANIMAL HEALTH INTERNATIONAL, INC.
Condensed Consolidated Balance Sheets
(In thousands, excluding share information)
(Unaudited)

	June 30, 2007	March 31, 2008
Assets
Current assets:
Cash and cash equivalents	$7,751	$5,484
Accounts receivable, net	73,958	81,883
Current portion of notes receivable	63	207
Income tax receivable	1,285	2,172
Merchandise inventories, net	80,848	114,357
Deferred income taxes	4,127	2,584
Prepaid expenses	2,159	1,752

Total current assets	170,191	208,439

Noncurrent assets:
Notes receivable, net of current portion	401	936
Property, plant, and equipment, net	17,253	17,094
Goodwill	78,598	85,895
Customer relationships	29,737	30,442
Noncompete agreements	2,390	3,832
Trademarks and trade names	26,360	28,408
Debt issue costs and other assets, net of accumulated amortization of $830 and $1,145, respectively	5,104	3,954

Total assets	$330,034	$379,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$81,976	$91,642
Accrued liabilities	15,644	14,192
Current portion of long-term debt	1,363	1,260

Total current liabilities	98,983	107,094

Noncurrent liabilities:
Long-term debt, net of current portion	117,523	151,041
Deferred lease incentives	1,736	1,515
Deferred income taxes	25,677	24,323
Other long-term liabilities	—	3,119

Total liabilities	243,919	287,092

Commitments and contingencies (note 12)

Stockholders’ equity:
Preferred stock, par value $0.01 per share. Authorized 10,000,000 shares, issued and outstanding 0 shares	—	—
Common stock, par value $0.01 per share. Authorized 90,000,000 shares, issued and outstanding 24,329,670 shares	243	243
Additional paid-in capital	128,367	129,367
Accumulated deficit	(42,826)	(34,378)
Accumulated other comprehensive income (loss)	331	(3,324)

Total stockholders’ equity	86,115	91,908

Total liabilities and stockholders’ equity	$330,034	$379,000

See accompanying notes to unaudited condensed consolidated financial statements.

ANIMAL HEALTH INTERNATIONAL, INC.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2007	2008	2007	2008
Net sales	$153,874	$170,650	$469,855	$538,245

Costs and expenses:
Direct cost of products sold (excludes depreciation and amortization)	124,828	137,815	376,504	436,875
Salaries, wages, commissions, and related benefits	12,572	13,707	36,600	40,448
Selling, general, and administrative	8,839	11,839	27,591	34,277
Depreciation and amortization	1,657	1,924	4,820	5,281

Operating income	5,978	5,365	24,340	21,364

Other income (expense):
Other income	132	219	434	772
Interest expense	(5,874)	(2,492)	(15,774)	(7,858)

Income before income taxes	236	3,092	9,000	14,278
Income tax expense	(127)	(1,215)	(3,591)	(5,833)

Net income	$109	$1,877	$5,409	$8,445
Dividend on preferred stock	—	—	(53,323)	—
Deemed dividend upon conversion of preferred stock	(95,227)	—	(95,227)	—
Preferred stock participation in undistributed earnings	(315)	—	(4,062)	—

Net income (loss) available to common shareholders	$(95,433)	$1,877	$(147,203)	$8,445

Earnings (loss) per common share:
Basic	$(5.71)	$0.08	$(21.00)	$0.35
Diluted	$(5.71)	$0.08	$(21.00)	$0.35

Weighted average shares outstanding:
Basic	16,727	24,330	7,011	24,330
Diluted	16,727	24,373	7,011	24,358

See accompanying notes to unaudited condensed consolidated financial statements.

ANIMAL HEALTH INTERNATIONAL, INC.
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2007	2008	2007	2008
Net Income	$109	$1,877	$5,409	$8,445

Other comprehensive income (loss):
Unrealized loss on derivative instrument, net of tax	—	(1,555)	—	(3,654)
Foreign currency translation adjustment	23	(360)	(115)	(1)

Total comprehensive income	$132	$(38)	$5,294	$4,790

See accompanying notes to unaudited condensed consolidated financial statements.

ANIMAL HEALTH INTERNATIONAL, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended March 31,
	2007	2008
Cash flows from operating activities:
Net income	$5,409	$8,445
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	4,820	5,281
Amortization of debt issue costs	2,084	661
Stock-based compensation	90	1,007
Gain on sale of equipment	(2)	(268)
Deferred income taxes	68	189
Deferred lease incentives	—	226
Changes in assets and liabilities (net of effects of acquisitions)
Accounts receivable	(211)	(3,653)
Merchandise inventories	(17,504)	(23,314)
Income taxes receivable/payable	(5,146)	(996)
Prepaid expenses	(638)	628
Accounts payable	20,281	13,894
Accrued liabilities and other	(1,514)	(4,710)

Net cash provided by (used for) operating activities	7,737	(2,610)

Cash flows from investing activities:
Purchase of property, plant, and equipment	(2,896)	(2,875)
Disposition (purchase) of other assets	(421)	48
Business acquisitions, net of cash acquired (includes direct acquisition costs of $1,151 and $1,244, respectively)	(17,312)	(23,277)
Proceeds from sale of equipment	177	1,385
Net changes in notes receivable	(6)	113

Net cash used for investing activities	(20,458)	(24,606)

Cash flows from financing activities:
Repayment of long-term debt	(112,065)	(45,614)
Borrowings of long-term debt	90,002	44,550
Net borrowings under revolving credit facilities	224	34,463
Debt issue costs	(605)	(416)
Change in overdraft balances	688	(8,033)
Dividend on preferred stock	(53,323)	—
Dividend on common stock	(1,177)	—
Net proceeds from the issuance of common stock	90,680	—

Net cash provided by financing activities	14,424	24,950
Effect of exchange rate changes on cash and cash equivalents	(31)	(1)

Net increase (decrease) in cash and cash equivalents	1,672	(2,267)
Cash and cash equivalents, beginning of period	3,036	7,751

Cash and cash equivalents, end of period	$4,708	$5,484

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary to present fairly, in all material respects, the results of the Company for the periods presented. These condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s audited financial statements for the years ended June 30, 2006 and 2007 in the Company’s Annual Report on Form 10-K. The results of operations for the three and nine months ended March 31, 2008, are not necessarily indicative of results to be expected for the entire fiscal year.

(b) Rebates

Vendor rebates range from one-time purchase opportunities to sales-related programs that last a month, a quarter, a trimester, or the entire calendar year. Inventory purchase rebates received are capitalized into inventory, while sales-related rebates are recorded as a reduction of direct cost of products sold. The receivables for certain sales-related rebate programs are recognized as established thresholds are achieved. Rebates for all other programs are recognized when estimable and probable.

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

Concurrent with the effective date of its initial public offering, the Company issued options to purchase an aggregate of 749,300 shares under terms established by the 2007 Stock Option and Incentive Plan, which was adopted by the Company’s Board of Directors and approved by stockholders in January 2007. The Company also issued options to purchase 9,500 shares in May 2007, and an additional 750,000 shares in November 2007. The Company reserved 2,500,000 shares of its common stock for the issuance of awards under the 2007 Stock Option and Incentive Plan. The options vest over a four-year period, carry a ten-year term, and have an exercise price of $11.00 per share for the initial 749,300 shares, $13.53 per share for the 9,500 shares granted in May 2007, and $11.47 per share for the 750,000 shares granted in November 2007. Options are not performance-based and vest with continued employment. Unexercised options may be forfeited in the event of termination of employment. Options to purchase 201,575 shares were vested, but no options were exercised as of March 31, 2008.

No stock options were issued by, nor were there any outstanding for, the Company prior to January 2007. As such, the Company adopted the fair-value-based method of accounting for SFAS 123(R) using the prospective method. The Company uses the Black-Scholes formula to estimate the value of stock options granted to employees and expects to continue to use this option valuation model. The Company includes a forfeiture estimate in the amount of compensation expense being recognized. The forfeiture estimate is based on historical employee turnover rates. The estimated fair value of the options is amortized to expense on a straight-line basis over the four-year vesting period.

The following weighted average assumptions were used for the 2007 and 2008 option grants: risk-free interest rate of 4.75% on the initial 749,300 shares, 4.45% on the subsequent 9,500 shares, and 3.25% on the last 750,000 shares, dividend yield of 0% for all shares, annual volatility factor of the expected market price of the Company’s common stock of 31.0% for the initial 749,300 shares and subsequent 9,500 shares, and 30.9% for the 750,000 shares, estimated forfeiture rate of 8.4%, and an expected life of the options of 6.25 years. The risk-free interest rate was determined based on a yield curve of U.S. Treasury rates ranging from five to seven years. Expected volatility was established based on historical volatility of the stock prices of other companies in industries similar to the Company. Based on these assumptions, the 2007 options were valued at $4.49 per share for the initial 749,300 shares and $5.43 per share for the subsequent 9,500 shares, and the 2008 options were valued at $4.28 per share for the 750,000 shares. Total compensation expense for these options totals $5,347 including the following amounts to be charged to compensation expense each year over each four-year vesting period: $1,342 in fiscal 2008, $1,337 in fiscal 2009, $1,337 in fiscal 2010, $855 in fiscal 2011, and $252 in fiscal 2012. For the three and nine month periods ended March 31, 2008, compensation expense related to these options totaled $344 and $1,007, respectively.

A summary of stock option activity is as follows:

	Options	Weighted average exercise prices	Weighted average fair value at grant date	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Balance at July 1, 2007	746,300	$11.03	$4.50
Granted	750,000	11.47	4.28
Exercised	—	—	—
Forfeited	(85,250)	11.01	4.48

Balance at March 31, 2008	1,411,050	$11.27	$4.38	9.3	$—

Intrinsic value for stock options is defined as the difference between the current market value and the exercise price. The exercise price of stock options outstanding and exercisable at March 31, 2008 exceeded the market value, and therefore, the aggregate intrinsic value for these stock options was $0 at March 31, 2008.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2008	2007	2008
Net income	$109	$1,877	$5,409	$8,445
Dividend on preferred stock	—	—	(53,323)	—
Deemed dividend upon conversion of preferred stock	(95,227)	—	(95,227)	—
Preferred stock participation in undistributed earnings	(315)	—	(4,062)	—

Net income (loss) available to common shareholders	$(95,433)	$1,877	$(147,203)	$8,445

Basic weighted average shares outstanding	16,727	24,330	7,011	24,330
Dilutive effect of stock options and warrants	—	43	—	28

Diluted weighted average shares outstanding	16,727	24,373	7,011	24,358

Basic earnings (loss) per share	$(5.71)	$0.08	$(21.00)	$0.35

Diluted earnings (loss) per share	$(5.71)	$0.08	$(21.00)	$0.35

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS 157), Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position 157-2 (FSP 157-2), Effective Date of FASB Statement No. 157. Under the terms of FSP 57-2, the provisions of SFAS 157 will be adopted for financial instruments in the first quarter of fiscal 2009, and, when required, for nonfinancial assets and nonfinancial liabilities in the first quarter of fiscal 2010. The Company does not expect that the provisions to be adopted in fiscal 2009 will have a significant impact upon its future consolidated financial statements and is currently in the process of assessing the impact of provisions to be adopted in fiscal 2010.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133. SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities.  The objective is to improve financial reporting disclosures regarding how and why derivative instruments are used, how derivative instruments and related hedge items are accounted for, and how derivative instruments and related hedge items affect financial position, financial performance, and cash flows.  SFAS 161 will be effective for the Company in the third quarter of fiscal 2009.  The Company does not expect that adoption of SFAS 161 will have a significant impact upon its future consolidated financial statements.

(3) Acquisitions

In connection with the acquisitions of certain assets of Farm City Animal Supply, Inc. and Veterinarian’s Outlet of Sunnyside, Inc., and all of the outstanding stock of Hawaii Mega-Cor., Inc., Paul E. Blackmer, D.V.M., Inc., Veterinarian’s Outlet Incorporated, and Cattlemen’s Supply, Inc. during the second, third and fourth fiscal quarters of 2007, additional intangible assets were recorded based upon independent third party appraisals including customer relationships, noncompete agreements, and trademarks and trade names. The customer relationships are amortized on a straight-line basis over 12 years, which approximates their expected useful lives. The noncompete agreements are amortized on a straight-line basis over either two or five years, based upon the term of the agreement. Trademarks and trade names are not amortized because they have indefinite useful lives. These purchase price adjustments resulted in a $7,210 reduction in the balance of goodwill offset by a $2,038 increase in trademarks and trade names, a $2,103 increase in noncompete agreements, and a $3,069 increase in customer relationships at March 31, 2008. Additionally, $227 of miscellaneous costs related to these acquisitions were incurred this fiscal year and charged to goodwill.

In October 2007, the Company acquired all of the outstanding stock of Kane Veterinary Supplies, Ltd. for $22,201 in cash, together with a performance-based earn out (plus approximately $1,017 in direct acquisition costs). Kane Veterinary Supplies, Ltd. is based in Edmonton, Canada, and is a leading distributor of animal health products in both the production and companion animal markets.

The following table summarizes the preliminary estimated fair values of assets acquired and liabilities assumed at the date of the acquisition of Kane Veterinary Supplies, Ltd. These preliminary purchase price allocations will be adjusted upon the completion of independent valuations, which are expected to be completed prior to the close of this fiscal year.

Cash and cash equivalents	$168
Accounts receivable, net	5,156
Current portion of notes receivable	150
Merchandise inventories, net	10,143
Prepaid expenses	219
Notes receivable, net of current portion	648
Property, plant and equipment, net	410
Goodwill	14,280
Trademarks and trade names	10

Total assets acquired	31,184

Accounts payable	7,483
Accrued liabilities	393
Current portion of long-term debt	13
Long-term debt, net of current portion	4
Deferred lease incentives	73

Total liabilities assumed	7,966

Net assets acquired	$23,218

Pro forma consolidated results of income are not presented because the acquisition of Kane Veterinary Supplies, Ltd. is not material to the Company’s financial position, operating results or cash flows.

(4) Accounts receivable, net

	June 30, 2007	March 31, 2008
Trade accounts receivable	$66,939	$76,627
Vendor rebate receivables	7,602	6,169
Other receivables	222	198

	74,763	82,994
Less allowance for doubtful accounts	(805)	(1,111)

Accounts receivable, net	$73,958	$81,883

(5) Notes receivable
	June 30, 2007	March 31, 2008
Note receivable from Sparhawk Laboratories, Inc.	$325	$325
Other notes receivable	139	818

	464	1,143
Less current portion of notes receivable	(63)	(207)

Notes receivable	$401	$936

(6) Property, plant, and equipment, net

	June 30, 2007	March 31, 2008
Land	$3,897	$3,668
Buildings and improvements	5,168	4,509
Leasehold improvements	2,702	3,535
Construction in progress	1,275	369
Equipment:
Warehouse	1,344	2,005
Automotive	4,771	6,029
Office/software	3,054	3,601

	22,211	23,716
Less accumulated depreciation	(4,958)	(6,622)

Property, plant, and equipment, net	$17,253	$17,094

Depreciation expense was $812 and $846 for the three months ended March 31, 2007 and 2008, respectively, and $2,288 and $2,256 for the nine months ended March 31, 2007 and 2008, respectively.

(7) Goodwill and other intangible assets

	Gross Carrying amount	Accumulated amortization	Net Carrying amount
June 30, 2007:
Goodwill	$78,598	$—	$78,598
Customer relationships	35,685	(5,948)	29,737
Noncompete agreements	3,192	(802)	2,390
Trademarks and trade names	26,360	—	26,360

	$143,835	$(6,750)	$137,085

March 31, 2008:
Goodwill	$85,895	$—	$85,895
Customer relationships	38,754	(8,312)	30,442
Noncompete agreements	5,295	(1,463)	3,832
Trademarks and trade names	28,408	—	28,408

	$158,352	$(9,775)	$148,577

Amortization expense related to intangible assets totaled $845 and $1,078 for the three months ended March 31, 2007 and 2008, respectively, and $2,532 and $3,025 for the nine months ended March 31, 2007 and 2008, respectively. Based on the current estimated useful lives assigned to intangibles assets, amortization expense for fiscal 2008, 2009, 2010, 2011, and 2012 is projected to total $4,103, $4,162, $4,087, $4,087, and $3,828, respectively.

(8) Long-term debt

	June 30, 2007	March 31, 2008
Credit agreement—Revolving credit facility	$72,322	$106,785
Credit agreement—Term Note	44,663	44,213
Other	1,901	1,303

	118,886	152,301
Less current portion	(1,363)	(1,260)

	$117,523	$151,041

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

In October 2007, the Revolver was amended to a $135,000 facility, which matures on June 30, 2010. The amended Revolver includes a $10,000 overcollateralization first drawn sub-limit that expires on March 31, 2009. The outstanding borrowings under the $10,000 overcollateralization first drawn sub-limit bear interest at the rate of 0.75% above the rate as defined per the terms of the September 2006 Revolver amendment. The outstanding borrowings under the Revolver’s base $125,000 facility bear interest at the rate of LIBOR plus 1.5% or the Prime Rate plus 0.0% until September 30, 2008, and thereafter at the rate as defined per the terms of the September 2006 Revolver amendment. Borrowings remain collateralized by a first priority interest in and lien on all of the Company’s assets.

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

On April 18, 2007, the Company entered into a $43,000 notional value swap transaction with a financial institution effective April 18, 2007. The Company receives a floating rate based on LIBOR and pays a fixed rate of 4.95%. The swap agreement terminates on June 28, 2010. As of March 31, 2008, the fair value of this swap was a liability of $2,363.

On April 18, 2007, the Company entered into a $52,000 notional value swap transaction with a financial institution effective April 18, 2007. The Company receives a floating rate based on LIBOR and pays a fixed rate of 4.95%. The swap agreement terminates on May 7, 2010. As of March 31, 2008, the fair value of this swap was a liability of $2,835.

All swap agreement fair values are recorded on the consolidated balance sheet as other assets when the fair value is a net asset or as other long-term liabilities when the fair value is a net liability. The fair values of our interest rate swap agreements were estimated based on current settlement prices and quoted market prices of comparable contracts and represent their carrying values. The Company calculated $0 ineffectiveness on both interest rate swap agreements at March 31, 2008. An unrealized loss of $3,119, net of taxes of $2,079, is recorded on the consolidated balance sheet as accumulated other comprehensive income.

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

The Credit Agreements contain certain affirmative and negative covenants, which require, among other things, that the Company meet certain financial ratio covenants and limit certain capital expenditures. The most restrictive covenant relates to the creation or assumption of additional indebtedness. The Company was in compliance with all financial covenants at March 31, 2008.

(9) Preferred stock

As of March 31, 2008, the Company had one class of undesignated preferred stock authorized with no shares issued or outstanding. The Board of Directors of the Company may designate and issue preferred stock in one or more series. The Board of Directors can fix the rights, preferences and privileges of the shares of each series and any of its qualifications, limitations or restrictions.

In September 2006, the Company paid an aggregate dividend of $53,323 to the holders of shares of our previously outstanding redeemable preferred stock and an aggregate dividend of $1,177 to the holders of shares of our common stock. A portion of the dividend on the redeemable preferred stock reduced the aggregate liquidation amount that is due to holders of outstanding redeemable preferred stock upon the liquidation, dissolution, or winding up of the Company, or, at the election of at least a majority of the shares of redeemable preferred stock, upon the closing of an extraordinary transaction, as defined in the Company’s Certificate of Incorporation.

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

(10) Related-party transactions

Effective June 30, 2005, the Company entered into an agreement with Charlesbank Capital Partners, LLC, an affiliate of a significant stockholder of the Company, for the provision of management and advisory services. Upon the closing of the Company’s initial public offering, the Company’s agreement for management and advisory services with Charlesbank was terminated. Included in selling, general and administrative expense as a management fee was $21 for the three months ended March 31, 2007, and $146 for the nine months ended March 31, 2007.

The Company has property lease agreements with certain employees. The Company incurred related rent expense of $48 and $99 for the three months ended March 31, 2007 and 2008, respectively, and $106 and $297 for the nine months ended March 31, 2007 and 2008, respectively. The total future obligations outstanding at March 31, 2008, with respect to such leases are $640.

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

(11) Income taxes

The Company’s effective tax rate was 53.8% and 39.3% for the three months ended March 31, 2007 and 2008, respectively, and 39.9% and 40.9% for the nine months ended March 31, 2007 and 2008, respectively. The decrease in the effective tax rate in the three months ended March 31, 2008, as compared to the same quarter in the prior year was attributable to small year-to-date adjustments in the third quarter of 2007 that magnified the effective tax rate for a period with relatively low pre-tax income. The increase in the effective tax rate in the nine months ended March 31, 2008, as compared to the same periods in the prior year was primarily the result of permanent differences related to stock option expenses.

At March 31, 2008, there were no material unrecognized tax benefits. In addition, there were no accruals for the payment of interest and penalties related to income tax liabilities at March 31, 2008. The Company recognizes potential interest and penalties related to unrecognized tax benefits in income tax expense. The Company files numerous income tax returns in various jurisdictions including U.S. Federal, state, and foreign jurisdictions. The Company is subject to U.S. Federal income tax examinations for fiscal years dating back to 2004. For state purposes, the open years also typically date back to fiscal 2004.

(12) Commitments and contingencies

The Company is involved in various matters of litigation arising in the normal course of business. Although the ultimate liability from existing or potential claims cannot be ascertained, management does not anticipate that any related outcomes would have a materially adverse effect on the Company’s financial position, operating results or cash flows.

(13) Subsequent event

As previously disclosed by the Company in its Quarterly Report on Form 10-Q for the period ended December 31, 2007, and on its current report on Form 8-K filed on January 10, 2008, Nasdaq’s Marketplace Rule 4350 requires that the Company’s Audit Committee have at least three independent members.  On February 5, 2008, the Company received a Nasdaq Staff deficiency letter confirming that the Company was not in compliance with Nasdaq Marketplace Rule 4350 with respect to audit committee composition requirements as a result of Robert Oelkers’ death on January 7, 2008.  However, as a result of the appointment of Jerry Pinkerton to the Audit Committee on May 7, 2008, the Company believes that it has remedied its noncompliance with the audit committee composition requirements of Nasdaq Marketplace Rule 4350, and expects to receive a letter from Nasdaq confirming such compliance.  Subject to the issuance of an additional press release in accordance with the requirements of Nasdaq Marketplace Rule 4803(a), the Company believes the matter is now closed.

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

The Company’s growth has primarily derived from internal growth initiatives supported by select strategic acquisitions. Key factors and trends that have affected and the Company believes will continue to affect its operating results include:

•	overall growth in the industry;

•	consolidation by the Company’s customers in the dairy industry;

•	the Company’s ability to negotiate favorable terms from its manufacturers;

•	increased focus on companion animal products; and

•	changes in customer preferences.

The Company generates revenue from customers in three ways. Over 99% of the Company’s revenue is generated through “buy/sell” transactions with the remainder coming through consignment and agency transactions. In the “buy/sell” transactions, the Company takes title to the inventory from its manufacturers. The Company sells products to customers and invoices them. “Buy/sell” transactions are advantageous to the Company over other sales methods because the Company takes title to the inventory and is able to promote these products on behalf of manufacturers and effectively manage the pricing and distribution of these products. For consignment sales, the Company does not take title to the product, but it does stock and ship product to and invoice the customer. For agency sales, the Company transmits orders from its customers to its manufacturers. The manufacturer ships the product directly to the Company’s customers and compensates the Company with a commission payment for handling the order from the customer and providing customer service. Manufacturers may occasionally switch between the “buy/sell” and agency methods for particular products. Currently, and for the past three fiscal years, only one product with material sales has been treated as a consignment sale.

For more information on the Company’s business, see the Company’s Annual Report on Form 10-K.

Results of Operations

The following table summarizes the historical results of operations for the three and nine months ended March 31, 2008 and 2007, in dollars and as a percentage of net sales. The Company’s gross profit may not be comparable to other entities, since some entities include all of the costs related to their distribution network in cost of goods sold and others, like the Company, exclude a portion of these costs from direct cost of products sold and include them instead in selling, general, and administrative expenses, and salaries, wages, commissions, and related benefits.

Summary consolidated results of operations table

	Three months ended March 31,		Nine months ended March 31,
(in thousands)	2007	2008	2007	2008
Net sales	$153,874	$170,650	$469,855	$538,245
Direct cost of products sold	124,828	137,815	376,504	436,875
Gross profit	29,046	32,835	93,351	101,370
Selling, general, and administrative expenses (includes salary, wages, commission, and related benefits)	21,411	25,546	64,191	74,725
Depreciation and amortization	1,657	1,924	4,820	5,281
Operating income	5,978	5,365	24,340	21,364

Other income (expense):
Interest expense	(5,874)	(2,492)	(15,774)	(7,858)
Other income	132	219	434	772
Income before income taxes	236	3,092	9,000	14,278
Income tax expense	(127)	(1,215)	(3,591)	(5,833)
Net income	$109	$1,877	$5,409	$8,445
Net sales	100.0%	100.0%	100.0%	100.0%
Direct cost of products sold	81.1%	80.8%	80.1%	81.2%
Gross profit	18.9%	19.2%	19.9%	18.8%
Selling, general, and administrative expenses (includes salary, wages, commission, and related benefits)	13.9%	15.0%	13.7%	13.8%
Depreciation and amortization	1.1%	1.1%	1.0%	1.0%
Operating income	3.9%	3.1%	5.2%	4.0%
Other income (expense)
Interest expense	(3.8)%	(1.4)%	(3.3)%	(1.4)%
Other income	0.1%	0.1%	0.1%	0.1%
Income before income taxes	0.2%	1.8%	2.0%	2.7%
Income tax expense	(0.1)%	(0.7)%	(0.8)%	(1.1)%
Net income	0.1%	1.1%	1.2%	1.6%

Other data:
Field sales representatives	238	239	238	239

Three months ended March 31, 2008 compared to three months ended March 31, 2007

Net sales. Net sales increased $16,776, or 10.9%, to $170,650 for the three months ended March 31, 2008, from $153,874 for the three months ended March 31, 2007. The increase in net sales was primarily attributable to approximately $16,400, or 97.8%, of sales from acquisitions completed during the fourth quarter of 2007 and the second quarter of 2008.

Gross profit. Gross profit increased $3,789, or 13.0%, to $32,835 for the three months ended March 31, 2008, from $29,046 for the three months ended March 31, 2007. The increase in gross profit resulted from sales growth driven by acquisitions.  Gross profit as a percentage of sales was 19.2% for the three months ended March 31, 2008, compared to 18.9% for the three months ended March 31, 2007.

Selling, general, and administrative expenses. Selling, general, and administrative expenses increased $4,135, or 19.3%, to $25,546 for the three months ended March 31, 2008, from $21,411 for the three months ended March 31, 2007. The increase was the result of an increase in variable selling and distribution expenses driven by sales volume combined with $199 of increased Sarbanes-Oxley Section 404 implementation costs, $218 of increased public company related expenses, $254 of increased stock option expenses, and $644 of increased health care costs. These factors drove an increase in selling, general and administrative expenses as a percent of sales from 13.9% for the three months ended March 31, 2007, to 15.0% for the three months ended March 31, 2008.

Depreciation and amortization. Depreciation and amortization increased from $1,657 for the three months ended March 31, 2007, to $1,924 for the three months ended March 31, 2008. The increase results primarily from increased amortization of intangible assets driven by adjustments to the purchase price allocations of the acquisitions completed during the second, third, and fourth quarters of 2007.

Other expenses. Other expenses decreased $3,469, or 60.4%, to $2,273 for the three months ended March 31, 2008, from $5,742 for the three months ended March 31, 2007. The decrease in other expenses was due to a decrease in interest expense of $3,382 to $2,492 in the three months ended March 31, 2008, as compared to $5,874 in the three months ended March 31, 2007. This decrease was due to the write-off of $1,156 of debt issue costs and early extinguishment penalties of $850 in the third quarter of 2007 combined with lower interest rates and decreased debt following the Company’s initial public offering.

Income tax expenses. Income tax expense increased $1,088 to $1,215 for the three months ended March 31, 2008, from $127 for the three months ended March 31, 2007. The effective tax rate was 39.3% and 53.8% for the three months ended March 31, 2008 and 2007, respectively. This decrease in the effective tax rate was attributable to small year-to-date adjustments in the third quarter of 2007 that magnified the effective tax rate for a period with relatively low pre-tax income.

Nine months ended March 31, 2008 compared to nine months ended March 31, 2007

Net sales. Net sales increased $68,390, or 14.6%, to $538,245 for the nine months ended March 31, 2008, from $469,855 for the nine months ended March 31, 2007. The increase in net sales was primarily attributable to approximately $43,600, or 63.8%, of sales from seven acquisitions completed during the second, third and fourth quarters of 2007 and the second quarter of 2008, the addition of new customers, continued expansion into new territories, and increased sales to existing customers.

Gross profit. Gross profit increased $8,019, or 8.6%, to $101,370 for the nine months ended March 31, 2008, from $93,351 for the nine months ended March 31, 2007. The increase in gross profit resulted from sales growth, but was partially offset by a reduction in vendor rebates.  Gross profit as a percentage of sales was 18.8% for the nine months ended March 31, 2008, compared to 19.9% for the nine months ended March 31, 2007.  The decrease in gross profit as a percentage of sales was due to a reduction in vendor rebates.

Selling, general, and administrative expenses. Selling, general, and administrative expenses increased $10,534, or 16.4%, to $74,725 for the nine months ended March 31, 2008, from $64,191 for the nine months ended March 31, 2007. The increase was the result of an increase in variable selling and distribution expenses driven by sales volume combined with $545 of increased Sarbanes-Oxley Section 404 implementation costs, $1,128 of increased public company related expenses, and $917 of increased stock option expenses, $968 of severance obligations accrued primarily for the Company’s former Senior Vice President and Chief Operating Officer, and $927 of increased health care costs. The fixed nature of other corporate expenses helped to offset these increases, resulting in a slight increase in selling, general and administrative expenses as a percent of sales from 13.7% for the nine months ended March 31, 2007, to 13.8% for the nine months ended March 31, 2008.

Depreciation and amortization. Depreciation and amortization increased from $4,820 for the nine months ended March 31, 2007, to $5,281 for the nine months ended March 31, 2008. The increase results primarily from increased amortization of intangible assets driven by adjustments to the purchase price allocations of the acquisitions completed during the second, third, and fourth quarters of 2007.

Other expenses. Other expenses decreased $8,254, or 53.8%, to $7,086 for the nine months ended March 31, 2008, from $15,340 for the nine months ended March 31, 2007. The decrease in other expenses was due to a decrease in interest expense of $7,916 to $7,858 in the nine months ended March 31, 2008, as compared to $15,774 in the nine months ended March 31, 2007. This decrease was due to the write-off of $1,156 of debt issue costs and early extinguishment penalties of $850 in the third quarter of 2007 as compared to $267 of debt issue cost write-offs in the nine months ended March 31, 2008, combined with lower interest rates and decreased debt following the Company’s initial public offering.

Income tax expenses. Income tax expense increased $2,242 to $5,833 for the nine months ended March 31, 2008, from $3,591 for the nine months ended March 31, 2007. The effective tax rate was 40.9% and 39.9% for the nine months ended March 31, 2008 and 2007, respectively. This increase in the effective tax rate was attributable to permanent differences related to stock option expenses.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash flows generated from operations and borrowings under the Company’s revolving credit facility established on June 30, 2005, and subsequently amended in September 2006 and October 2007. Funds are expended to provide working capital that enables the Company to maintain adequate inventory levels to promptly fulfill customer needs and expand operations. The Company expects its capital resources to be sufficient to meet anticipated cash needs for at least the next twelve months, and it expects cash flows from operations to be sufficient to reduce outstanding borrowings under the Company’s revolving credit agreement.

Operating activities. For the nine months ended March 31, 2008, net cash used for operating activities was $2,610, and was attributable to $8,445 in net income and $6,681 of non-cash costs offset by an increase in working capital of $17,736. The non-cash costs included $5,281 of depreciation and amortization, $661 of debt issue cost amortization, and $1,007 of stock option expenses. The debt issue cost amortization includes the write-off of $267 of debt issue costs resulting from the August 2007 refinancing of the term loan debt. The change in working capital included an increase in inventory of $23,314, an increase in accounts receivable of $3,653, and a decrease in accrued liabilities of $4,710, all partially offset by an increase in accounts payable of $13,894. The increase in inventory resulted from a rise in inventory purchases that drove an increase in accounts payable. The increase in accounts receivable resulted primarily from increased sales volume. The decrease in accrued liabilities resulted primarily from payments of income tax accruals, liabilities related to acquisitions, and accrued non-recurring legal expenses related to the July 2007 settlement of a dispute with a vendor. For the nine months ended March 31, 2007, net cash provided by operating activities was $7,737, and was primarily attributable to $5,409 in net income and $6,992 of non-cash costs, both offset by an increase in working capital of $4,664. The non-cash costs included $4,820 of depreciation and amortization and $2,084 of debt issue cost amortization. The debt issue cost amortization includes the write-off of $1,156 of debt issue costs resulting from the pay off of the second lien notes. The change in working capital included an increase in inventory of $17,504 and changes in income tax receivables/payables of $5,146, both partially offset by an increase in accounts payable of $20,281. The increase in inventory resulted from a rise in inventory purchases that drove an increase in accounts payable. The change in income tax receivables/payables resulted from estimated tax payments partially offset by income tax accruals driven by increased taxable income.

Investing activities. For the nine months ended March 31, 2008, net cash used for investing activities was $24,606, and was primarily attributable to $23,277, net of cash acquired, for the acquisition of Kane Veterinary Supplies, Ltd. and $2,875 of purchases of property, plant and equipment, both partially offset by $1,385 of proceeds from the sale of equipment. For the nine months ended March 31, 2007, net cash used for investing activities was $20,458, and was primarily attributable to $17,312, net of cash acquired, for the acquisitions of certain assets of Farm City Animal Supply, Inc., the business assets of Veterinarian’s Outlet of Sunnyside, Inc., and all of the outstanding stock of Hawaii Mega-Cor., Inc., Paul E. Blackmer, D.V.M., Inc., and Cattleman’s Supply, Inc., and purchases of property, plant and equipment of $2,896.

Financing activities. For the nine months ended March 31, 2008, net cash provided by financing activities was $24,950, and was primarily attributable to net borrowings from the revolving credit facility totaling $34,463 partially offset by an unfavorable change in overdraft balances of $8,033. Also during these nine months, the $44,550 balance of the $45,000 first lien term loan was paid in full with the proceeds from the new $44,550 first lien term loan. For the nine months ended March 31, 2007, net cash provided by financing activities was $14,424. Net proceeds from the issuance of common stock pursuant to the initial public offering totaling $90,680 combined with borrowings received from a new $45,000 first lien term loan and a new $45,000 second lien term loan were partially offset by the payment in full of the outstanding $85,000 balance of the second lien notes, the payment of $54,500 in dividends to common and preferred shareholders, and the payment in full of the outstanding $26,500 balance of the previous first lien term loan, and $605 of debt issue costs.

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

In October 2007, the Revolver was amended to a $135,000 facility, which matures on June 30, 2010. The amended Revolver includes a $10,000 overcollateralization first drawn sub-limit that expires on March 31, 2009. The outstanding borrowings under the $10,000 overcollateralization first drawn sub-limit bear interest at the rate of 0.75% above the rate as defined per the terms of the September 2006 Revolver amendment. The outstanding borrowings under the Revolver’s base $125,000 facility bear interest at the rate of LIBOR plus 1.5% or the Prime Rate plus 0.0% until September 30, 2008, and thereafter at the rate as defined per the terms of the September 2006 Revolver amendment. Borrowings remain collateralized by a first priority interest in and lien on all of the Company’s assets.

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

On April 18, 2007, the Company entered into a $43,000 notional value swap transaction with a financial institution effective April 18, 2007. The Company receives a floating rate based on LIBOR and pays a fixed rate of 4.95%. The swap agreement terminates on June 28, 2010. As of March 31, 2008, the fair value of this swap was a net liability of $2,363.

On April 18, 2007, the Company entered into a $52,000 notional value swap transaction with a financial institution effective April 18, 2007. The Company receives a floating rate based on LIBOR and pays a fixed rate of 4.95%. The swap agreement terminates on May 7, 2010. As of March 31, 2008, the fair value of this swap was a net liability of $2,835.

All swap agreement fair values are recorded on the consolidated balance sheet as other assets when the fair value is a net asset or as other long-term liabilities when the fair value is a net liability. The fair values of our interest rate swap agreements were estimated based on current settlement prices and quoted market prices of comparable contracts and represent their carrying values. The Company calculated $0 ineffectiveness on both interest rate swap agreements at March 31, 2008. An unrealized loss of $3,119, net of taxes of $2,079, is recorded on the consolidated balance sheet as accumulated other comprehensive income.

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

The Credit Agreements contain certain affirmative and negative covenants, which require, among other things, that the Company meet certain financial ratio covenants and limit certain capital expenditures. The most restrictive covenant relates to the creation or assumption of additional indebtedness. The Company was in compliance with all financial covenants at March 31, 2008.

Contractual Obligations

As of March 31, 2008, there were no material changes in the Company’s contractual obligations as disclosed in the Company’s Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of March 31, 2008, the Company did not have any off-balance sheet arrangements other than the operating lease commitments in the contractual obligations table as disclosed in the Company’s Annual Report on Form 10-K.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (SFAS 157), Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position 157-2 (FSP 157-2), Effective Date of FASB Statement No. 157. Under the terms of FSP 57-2, the provisions of SFAS 157 will be adopted for financial instruments in the first quarter of fiscal 2009, and, when required, for nonfinancial assets and nonfinancial liabilities in the first quarter of fiscal 2010. The Company does not expect that the provisions to be adopted in fiscal 2009 will have a significant impact upon its future consolidated financial statements and is currently in the process of assessing the impact of provisions to be adopted in fiscal 2010.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133. SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities.  The objective is to improve financial reporting disclosures regarding how and why derivative instruments are used, how derivative instruments and related hedge items are accounted for, and how derivative instruments and related hedge items affect financial position, financial performance, and cash flows.  SFAS 161 will be effective for the Company in the third quarter of fiscal 2009.  The Company does not expect that adoption of SFAS 161 will have a significant impact upon its future consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to certain market risks arising from transactions that are entered into in the normal course of business. As part of our financial risk management program, we use certain derivative financial instruments to manage these risks. The Company does not engage in financial transactions for speculative purposes and therefore holds no derivative instruments for trading purposes. The Company’s exposure to market risk for changes in interest rates relates to variable interest rates on borrowings under the Company’s credit agreements. During April 2007, the Company entered into interest rate swap agreements at an interest rate of 4.95% on $95.0 million of its debt in order to manage exposure to interest rate changes related to these borrowings. These interest rate swaps effectively converted $95.0 million of debt from floating to fixed interest rates. At March 31, 2008, the fair value of the interest rate swap agreements was a liability of $5.2 million. At March 31, 2008, $56.1 million of the Company’s debt remained subject to market risk for changes in interest rates. If the weighted average interest rate on the Company’s remaining variable rate indebtedness rose 69 basis points (a 10.0% change from the calculated weighted average interest rate as of March 31, 2008), assuming no change in the Company’s outstanding balance under its revolving credit facility and $44.5 million first lien term loan, the Company’s annualized income before taxes and cash flows from operating activities would decline by approximately $0.4 million. If the weighted average interest rate on the Company’s remaining variable rate indebtedness decreased 69 basis points (a 10.0% change from the calculated weighted average interest rate as of March 31, 2008), assuming no change in the Company’s outstanding balance under its revolving credit facility and $44.5 million first lien term loan, the Company’s annualized income before taxes and cash flows from operating activities would increase by approximately $0.4 million.

Item 4.	Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2008, our chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are a party to legal proceedings and claims arising in the ordinary course of business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.

Item 1A.	Risk Factors

Not Applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

On May 7, 2008, we entered into Amendment No. 2 to Employment Agreement (the “Amendment”) with our President and Chief Executive Officer, James C. Robison, which amends Mr. Robison’s Employment Agreement with us, dated September 1, 1997, as amended on June 30, 2005 (the “Employment Agreement”).

Pursuant to the Amendment, the term of the Employment Agreement is extended until December 31, 2010, and thereafter renews on an annual basis.  During Mr. Robison’s employment, we are obligated to reimburse Mr. Robison for an annual physical medical examination.  The Amendment further provides that in the event that Mr. Robison terminates his employment for good reason, or we terminate his employment without cause, we will (i) pay to Mr. Robison as severance his annual base salary in effect on the termination date a period of twenty-four months as specified in the Amendment; (ii) continue to vest Mr. Robison’s stock options for twenty-four months after the date of his separation from us; (iii) pay Mr. Robison’s COBRA premiums for health and welfare benefits continuation if Mr. Robison elects COBRA coverage for a period of eighteen months and thereafter reimburse Mr. Robison on a limited basis for comparable benefits for an additional six months; (iv) reimburse Mr. Robison for certain limited life and disability insurance coverage for a period of twenty-four months; and (v) transfer title to the Company vehicle provided to Mr. Robison prior to his separation from us.  Mr. Robison will not be entitled to reimbursement for health and welfare or life and disability insurance benefits if he secures alternative employment during the twenty-four month period following his separation from the employment with us.  Our obligation to provide the above severance benefits are subject to (i) Mr. Robison entering into a release of claims; and (ii) Mr. Robison’s compliance with certain post-employment restrictive covenants which limit Mr. Robison’s ability to compete with the Company, solicit customers or employees of the Company, or divulge confidential information concerning the Company.

The above description of the Amendment is a summary and is qualified in its entirety by the Amendment itself, which is filed as Exhibit 10.5 to this Quarterly Report on Form 10-Q.

Item 6.	Exhibits

Number	Description

10.5	Amendment No. 2 to Employment Agreement between the Company and James C. Robison, dated as of May 7, 2008

31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by James C. Robison, Chairman, President and Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by William F. Lacey, Senior Vice President and Chief Financial Officer

32.1*	Section 1350 Certifications, executed by James C. Robison, Chairman, President and Chief Executive Officer, and William F. Lacey, Senior Vice President and Chief Financial Officer

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

Animal Health International, Inc. (Registrant)

Date: May 8, 2008	/s/ William F. Lacey
William F. Lacey
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)