Form 10-K
period 2008-06-30
Animal Health International, Inc.
filed 2008-09-09
CIK 1372813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☐     No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes   ☐     No   ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No   ☒

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one)

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒
    The aggregate market value of the common stock held by non-affiliates of the registrant as of August 29, 2008 was approximately $181.5 million (based on the closing price for the registrant’s common stock on the NASDAQ Global Market of $7.46 per share).  At June 30, 2008, 24,329,670 shares of the registrant’s common stock were outstanding.
Documents Incorporated by Reference
The registrant intends to file a proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended June 30, 2008. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

ANIMAL HEALTH INTERNATIONAL
FORM 10-K
FOR THE YEAR ENDED JUNE 30, 2008

Cautionary Statement for Purposes of "Safe Harbor Provisions" of the Private Securities Litigation Reform Act of 1995

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

General

We are a leading distributor of animal health products in the United States and Canada. We sell more than 40,000 products sourced from over 1,500 manufacturers to over 65,000 customers, as well as provide consultative services to our customers in the highly fragmented animal health products industry. Products we distribute include pharmaceuticals, vaccines, parasiticides, diagnostics, capital equipment, sanitizers, devices and supplies. Our principal customers are veterinarians, production animal operators and animal health product retailers. We believe our customers purchase from us due to our longstanding relationships with them, knowledge of their businesses, service and ability to assist them in their operations. We have a 335 person sales force, including 242 field sales representatives. We process daily shipments from our central replenishment and distribution facility located in Memphis, Tennessee and 68 distribution locations strategically located in the United States, Canada and Taiwan. Our corporate headquarters is located in the Dallas/Fort Worth metropolitan area.

Our business commenced operations in 1954 as part of a family-owned drug store business. Following a series of business combinations, we were renamed Walco International, Inc. in 1972.  We were organized as a Delaware corporation in 2005.  In September 2006, we changed our name to Animal Health International, Inc. We completed our initial public offering on January 30, 2007.

Industry

According to Sundale Research, an independent market research company, animal health product sales in the United States for 2007 totaled approximately $6.0 billion, an increase from approximately $4.7 billion in 2003, representing a compounded annual growth rate of approximately 6.0%. The animal health products market is divided into two markets: production animals and companion animals. The production animal market primarily consists of beef and dairy cattle, poultry and swine, while the companion animal market primarily consists of horses, dogs and cats. Sundale Research estimates that in 2007 the market for production animal health products was approximately $2.7 billion and the market for companion animal health products was approximately $3.3 billion.

Distributors are critical to the animal health products supply chain, by providing manufacturers cost-effective access to geographically diverse customers. Distributors also provide customers with access to a broad selection of products through a single channel, thereby helping them efficiently manage inventory levels.

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

Expand sales of proprietary products. We believe that the quality of our proprietary branded products in conjunction with our competitive pricing strategy has generated a loyal customer base that is confident in our branded products. We also believe we can partner with domestic and international manufacturers to continue to grow our proprietary branded products business by marketing new specialty niche products. We selectively target product areas to expand our proprietary branded products portfolio while maintaining our strategic manufacturer relationships. A significant number of products will be coming off patent in the next several years, providing us with a pipeline of proprietary branded product opportunities.

Continue to improve operational efficiencies. We have made significant investments in our distribution infrastructure and information technology platform over the past several years. In order to maximize profitability and maintain a competitive position in the marketplace, we will continue to focus on improving our operations and distribution processes.

    Make selective acquisitions. The global market for animal health products distribution is highly fragmented with many national, regional and local distributors. We actively screen, target, contact and evaluate potential acquisitions. Our acquisition strategy is to target complementary businesses in the animal health product market that provide, among other things, access to additional product lines, sales representatives, customer opportunities, manufacturer relationships, sales territories and value-added services both in the United States and internationally. We believe that our experienced and disciplined management team, together with our organizational platform built on scalable information management systems and processes, make us well positioned to participate in the consolidation of the industry.

Products

We offer a broad selection of over 40,000 animal health products, including a number of proprietary branded products, which we source from over 1,500 manufacturers. We also offer our customers additional products through special orders. Our products are comprised of four major categories: pharmaceuticals, biologicals, medicated additives and other products.

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

•	Implants are used for the promotion of growth in animals, to increase weight gain and improve yield in cattle.

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

Other products, including probiotics (i.e. beneficial bacteria-based treatments), nutritionals, fluids, diagnostics, capital equipment, medical devices and supplies, pet food, cleansers, sanitizers, and dairy lagoon treatment systems.  Other products include disposable kits, replacement strips and reagents (excluding equipment and devices) used in testing all animal species’ body fluids and tissue for disease and/or conditions or in residue testing of animal products. While heartworm diagnostics are at the core of this market, other products also include a full range of blood tests for disorders such as ehrlichia, feline leukemia, parvovirus, feline infectious peritonitis and feline immunodeficiency virus. Chemicals include sanitizers, cleaning agents, disinfectants, insecticides and rodenticides. Medical supplies are used in cleaning and sanitizing equipment and facilities, as well as diagnostic and suture components, and grooming products such as brushes and shampoos.

Proprietary branded products. In addition to the four major categories of products discussed above, we selectively target new product areas to expand our proprietary branded products portfolio, while maintaining our strategic manufacturer relationships. We market these products, such as vaccines, antibiotics, nutritionals and general pharmaceuticals, under the RXV Products, AGRIpharm, First Companion, Mineral Max and Ivermax brands. We believe that the quality of our proprietary branded products in conjunction with our competitive pricing strategy has generated a loyal customer base that is confident in our brands. In addition, we believe we can partner with domestic and international manufacturers to continue to grow our proprietary branded products business by (1) marketing new specialty niche products and (2) developing proprietary branded products for products coming off patent. Proprietary branded product manufacturing is done both by third-party contract manufacturers as well as branded product companies that have excess capacity. We believe that we are well-positioned to capitalize on the trend towards increased private brands given our strong relationships with manufacturers and strong market position in the distribution of animal health products.

Consultative services

In addition to providing a broad selection of animal health products, we offer a comprehensive set of consultative services, software and equipment that differentiates us from our competition and further solidifies what we believe is our leading market position.  We do not generate revenue from consultative services, but do generate revenue from certain software and equipment.  These services, software and equipment include:

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

    Microingredient machines. We install microingredient machines that (1) precisely measure expensive feed additive ingredients used to complete balanced feeding rations for cattle and (2) store and administer pharmaceuticals.  These machines are sold with discounts to customers purchasing large orders of feed additives.

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

Environmental services. Our technicians analyze and treat dairy lagoons on behalf of customers to reduce solid animal waste, promote better water quality, reduce odors and maintain regulatory compliance.

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

Customers

We have a diverse customer base with over 65,000 accounts consisting of veterinarians, production animal operators and animal health product retailers. We believe our good reputation for customer service, product selection and high quality products has enabled us to establish and maintain this customer base. In fiscal 2008, no customer represented more than 1.5% of net sales and our 10 largest accounts only comprised approximately 6% of net sales. We have over 29,000 accounts served directly by our sales force and approximately 36,000 additional accounts that are served by Internet and catalog sales. Our customers range in size from single-practitioner veterinarians to large, corporate cattle feeding operations. Due to longstanding relationships between our sales force and our customers, 90% of our top 500 customers that placed orders with us in 2002 still order from us today.

Beef customers. Our beef customers are divided into three primary sub-groups: cow/calf, stocker and feedlots. Cattle require animal health products during each stage to optimize weight gain, shorten production cycles, prevent disease and maintain overall health. Additionally, as transportation is physically taxing on cattle, animal health products are administered each time cattle are transported between stages. We have historically targeted stocker and feedlot customers, most of whom have over 500 and 2,000 cattle, respectively. We sell directly to cow/calf customers with over 200 cattle. We also employ a direct marketing strategy to address smaller cow/calf customers, who are highly fragmented and purchase in smaller volumes. These customers are also serviced via our sales to production animal veterinarians, dealers and retail stores. Our e-commerce initiative reaches small cow/calf producers which have herd sizes of 50-200 cattle. The key products sold to these customers include endectocides, antibiotics, growth promoting implants, vaccines, identification tags and nutritionals.

•
Cow/Calf. According to the USDA, this sub-group is extremely fragmented with over 967,000 cattle operations. However, approximately 601,000 operations have 49 or fewer cattle. Calves remain in the cow/calf stage from birth until reaching approximately 400 lbs (roughly seven months) at which point they are sold to buying agents and delivered to stocker locations. Per-cattle animal health product spending is approximately $17 during the cow/calf stage.

•
Stocker. This market consists of operations holding large tracts of land predominantly in the central and western U.S. regions where cattle are moved to graze for four months prior to being sold to feedlots. During their stay, cattle increase in weight from 400 lbs to 600 lbs. Per-cattle spending is approximately $12 during the stocker stage.

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

    Dairy customers. We believe we are a leader in the dairy market. We target dairy farms with a minimum size of 500 cattle, with our average dairy customer having 1,500 cattle. The dairy market is undergoing significant consolidation resulting in a shift towards larger operations.  According to USDA estimates, dairies with 500 or more cattle currently account for 54% of the U.S. milk producing cow population, an increase from 24% in 1997. Given our strong relationships with larger dairies and our national footprint, we are seeking to continue to gain share as dairy consolidation continues. The key products sold to these customers include endectocides, antibiotics, reproductive products, vaccines, identification tags, nutritionals and sanitation products.

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

Companion animal customers. Our companion animal health products sales are made through the veterinarian and over-the-counter channels, with the majority of sales made to rural, mixed-practice veterinarians. Over the past three years, we have begun to penetrate the urban and suburban veterinarian markets, visiting veterinarians in these areas on a bi-weekly basis. We intend to leverage our centralized procurement and inventory management model to develop a leading cost-to-serve position in the companion animal health products market. By providing competitive pricing and superior service, we seek to build on our strong position in the companion animal health products distribution market. The key products sold to these customers include flea and tick controls and preventative products, antibiotics, vaccines, arthritis treatments and pharmaceuticals. By leveraging our service platform, we intend to capture market share rapidly within the fragmented companion animal veterinarian customer base of approximately 45,000 veterinarians as of December 31, 2007, according to the American Veterinary Medical Association.

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

We believe that effective purchasing is a key to maintaining our position as a leading provider of animal health care products. We regularly assess our purchasing needs and our manufacturers’ product offerings to obtain products at favorable prices. In addition, our ability to source products globally provides us with a greater selection of products that can be purchased at favorable prices. Smaller distributors often do not have the ability to access these overseas manufacturers. While we purchase products from many manufacturers and there are generally multiple manufacturers for most animal health product categories, we do have a concentration of aggregate purchases with certain manufacturers. For our fiscal year ended June 30, 2008, our top manufacturer, Pfizer, supplied products that accounted for approximately 24% of our net sales and represents the only manufacturer that accounted for more than 10% of our net sales during this period. Our 10 largest manufacturers accounted for approximately 58% of our net sales for our fiscal year ended June 30, 2008.

There are two major types of transactions associated with the flow of products from our manufacturers, through us, to our customers. Traditional “buy/sell” transactions, which account for more than 99% of our business in fiscal 2008, involve the direct purchase of products by us from manufacturers, which we manage and store in our warehouses. A customer then places an order with us, and the order is then picked, packed, shipped and invoiced by us to our customer, followed by payment from our customer to us. On a limited basis, we also sell products to our customers under agency agreements with some of our manufacturers. Under this model, when we receive orders for products from the customer, we transmit the order to the manufacturer who then picks, packs and ships the products. In some cases our vendor invoices and collects payment from our customer, while in other cases we invoice and collect payment from our customer. We receive a commission payment for soliciting the order and for providing additional services.

Our livestock products agreement with Pfizer provides that we supply selected customers in the cattle and swine fields with Pfizer products. In return we are entitled to certain service fees and rebates. Pfizer is required to indemnify us against any third-party claims for personal injury or property damage arising out of the distribution or sale of Pfizer products, except in certain circumstances, and any claims alleging that the Pfizer products are defective, except in certain limited situations. Pfizer also reserves the right to sell directly to our customers or any other party. The livestock products agreement has a one-year term that expires on December 31, 2008 and may be terminated by either party with or without cause upon 30 days prior written notice. In addition, Pfizer may terminate the agreement upon 15 days prior written notice if we take any action that harms the goodwill of Pfizer.

We typically do not have long-term written agreements with our manufacturers. The written agreements that we have with our manufacturers generally provide for annual renewals, 30 to 90 day termination provisions and free on board destination shipping.

    We collaboratively establish annual sales growth goals with a number of our manufacturers. Attainment of these goals may affect annual rebates with several of these manufacturers. Since many of our manufacturer rebates are based on a calendar year, historically the quarter ended December 31 has been our most significant quarter for recognition of rebates. We anticipate that this trend with respect to manufacturers' rebate programs will continue, but do not expect as strong an impact during the quarter ended December 31 as compared to prior years due to manufacturers shifting growth goals from annual to quarterly or trimester goals. Manufacturer rebates are collaboratively established with many manufacturers and include inventory purchase rebates and sales-related rebates. Rebates range from one-time purchase opportunities to sales-related programs that last a month, a quarter, a trimester or the entire calendar year. The programs can be related to a specific product or product line, or related to the type of customer or specific species of animal.

    Product returns from our customers and to our manufacturers occur in the ordinary course of business. We extend our customers the same return of goods policies as are extended to us by our manufacturers. We do not believe that our operations will be adversely impacted due to the return of products.

Sales and marketing

Sales. Our sales organization consists of group presidents for each of our five primary customer groups (i.e. beef, dairy, poultry and swine, veterinarian and dealer), regional sales managers, division/location managers and sales force employees. Our 69 distribution locations are organized along customer channels, each under the direction of a customer group president. We have an experienced and loyal sales force comprised of 335 employees (34 managers, 242 field sales representatives and 59 inside sales representatives). Each of our distribution locations employs one to 30 field sales representatives who service customers in their surrounding geographical areas on a weekly basis. Many members of our sales force have spent their entire careers in the animal health industry, providing an extensive knowledge base that distinguishes us from our competitors. Our sales force is specialized by customer market, and members of our sales force have been with us for an average of nine years. Our annual field sales representative turnover has historically been approximately 12.5%.

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

Marketing. We have an extensive marketing organization. We maintain a dedicated marketing department consisting of 17 employees, including ten marketing professionals who cover every animal health customer group (beef, dairy, poultry/swine, veterinarian and dealer). These marketing professionals, together with our business group presidents, develop customized marketing programs to increase product sales and usage, manage loyalty programs, monitor supplier management programs and support manufacturers’ new product launches. Our graphic artists produce detailed product technical sheets, catalogs and promotional literature. Our dedicated proprietary brand manager devises marketing plans for our proprietary branded product lines. Finally, an e-commerce manager oversees the development of Internet product ordering platforms and tracking features.

E-Commerce. We have a user-friendly e-commerce application that allows customers to review product descriptions, access customer-specific product pricing, view current vendor promotions, download detailed product usage history and place orders.

Distribution model

We use a centralized procurement and distribution model whereby approximately 53% of the dollar volume of our customer purchases flows through our central replenishment and distribution facility located in Memphis, Tennessee. The majority of the orders are delivered within one business day. From the Memphis facility, we then deliver products on a weekly basis to our 68 distribution locations.

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

We expect our model to become an area of differentiation and believe it provides a competitive advantage. Our model enables overnight product delivery from our Memphis inventory center using third-party common-carrier delivery services, thereby satisfying customers' demands for rapid product delivery. As we expand our operations, we expect to achieve significant purchasing economies and working capital efficiencies relative to competitors given:

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

International

In October 2007, we acquired all of the outstanding stock of Kane Veterinary Supplies, Ltd. (Kane), a companion and production animal health and pet food distributor headquartered in Edmonton, Canada.  Kane Veterinary Supplies, Ltd is a leading distributor of animal health products in Canada. This acquisition enabled us to expand our market presence to companion animal and pet food retailers in Canada.  For the year ended June 30, 2008, our Canadian operations generated 6.5% of our revenue.

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

Distribution of animal health products is often characterized as “ethical” and “over-the-counter,” commonly referred to as OTC, channels of product movement. Ethical distribution is defined as those sales of goods to licensed veterinarians for use in their professional practice. Many of these products are prescription and must be sold or prescribed by a licensed professional. OTC distribution is the movement of non-prescription goods to the animal owner and the end-user. Many of these products are also purchased by the licensed veterinarian for professional use or for resale to their client. There are numerous ethical and OTC distribution companies operating throughout the United States and competition in the animal health products industry is intense. See “Risk factors—Risks related to our business—Our market is highly competitive.” Failure to compete successfully could have a material adverse effect on our business, financial condition and results of operations.”

Trademarks and other intellectual property

Our success depends in part on our proprietary technology. We rely on our trademarks, trade names and brand names to distinguish our proprietary branded products and services from the products and services of our competitors. As of June 30, 2008, we have registered 86 and applied to register 19 additional trademarks. We also rely on unpatented proprietary technology. To protect our trade secrets and other proprietary information, we require employees, consultants, advisors and collaborators to enter into confidentiality agreements. As of June 30, 2008, we owned one U.S. patent. This patent will expire in approximately seven years.

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

Insurance and risk management

We purchase insurance to cover standard risks in our industry, including policies to cover general products liability, workers compensation, auto liability and other casualty and property risks. However, we do not carry business interruption insurance due to the geographic diversity of our facilities and redundancy in our information systems. Therefore, we will not be compensated for certain losses that may occur as a result of a major disruption to our facilities. Our insurance rates are dependent upon our safety record as well as trends in the insurance industry. We utilize a paid loss self-insurance plan for health, general liability and workers’ compensation coverage. Predetermined loss limits have been arranged with insurance companies to limit our per occurrence and annual aggregate cash outlay. Accrued expenses and other liabilities include the estimated incurred but unreported costs to settle unpaid claims and estimated future claims.

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

Government regulation

Our manufacturers of pharmaceuticals, vaccines, parasiticides, insecticides and pesticides and certain controlled substances are typically regulated by federal agencies, such as Food and Drug Administration (FDA), United States Department of Agriculture (USDA), Environmental Protection Agency (EPA) and Drug Enforcement Agency (DEA), as well as most similar state agencies. Therefore, we are subject, either directly or indirectly, to regulation by the same agencies. Most states and the DEA require us to be registered or otherwise keep a current permit or license to handle controlled substances. Manufacturers of vaccines are required by the FDA to comply with various storage and shipping criteria and requirements for vaccines. To the extent we distribute such products, we must comply with the same requirements, including, without limitation, the storage and shipping requirements for vaccines. In addition, we are subject to regulations by the Department of Transportation relating to the transportation of our products.

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

Employees

As of June 30, 2008, we had 1,024 employees across the United States, Canada, and Taiwan. We have not experienced a shortage of qualified personnel in the past, and believe that we will be able to attract such employees in the future. None of our employees is a party to a collective bargaining agreement, and we consider our relations with our employees to be good.

Website

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

Seasonality of operating results

Historically, our quarterly sales and operating results have varied significantly, and will likely continue to do so in the future. Seasonality has been caused by product usage, climate changes, promotions, rebates and announced price increases. Historically, our sales have been higher during the spring and fall months due to increased sales of production animal health products. The transportation of production animals during the spring and fall months drives seasonal product usage. The transportation of production animals occurs during various times in the animal’s life cycle. The cycle begins with the cow-calf stage where the calf is born and raised to six to eight months of age. At that point the calf moves to pasture for three to five months. The last movement occurs when the animal is placed in the feedyard. Movement and climate changes cause stress upon the animal, which increases the risk of disease. Thus, prior to each of these moves, the animal is typically treated for disease prevention. These buying patterns can also be affected by manufacturers’ and distributors’ marketing programs launched during the summer months, particularly in June, which can cause customers to purchase production animal health products in advance of actual usage. This kind of early purchasing may reduce the sales in the months these purchases would have typically been made. In the companion animal health products market, sales of flea, tick and heartworm products drive sales during the spring and summer months. See “Risk factors—Our quarterly operating results may fluctuate due to factors outside of management’s control.” Additionally, while we accrue rebates as they are earned, our rebates have historically been highest during the quarter ended December 31, since some of our manufacturers’ rebate programs are designed to include targets to be achieved on calendar year sales. We anticipate that this trend with respect to manufacturers’ rebate programs will continue, but do not expect as strong an impact during the quarter ended December 31 as compared to prior years due to manufacturers shifting growth goals from annual to quarterly or trimester goals.

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

An outbreak of disease affecting animals, such as foot-and-mouth disease, avian flu and bovine spongiform encephalopathy, commonly referred to as “mad cow disease,” could result in the widespread destruction of affected animals and consequently result in a reduction in demand for animal health products, such as our pharmaceuticals, biologicals, and medicated additives, which represent a significant portion of our fiscal 2008 net sales. In addition, outbreaks of or concerns about these or other diseases could create unfavorable publicity that may have a material adverse effect on consumer demand for meat, dairy and poultry products, and, as a result, on our customers’ demand for the products we distribute. The outbreak of a disease among the companion animal population could cause a reduction in the demand for companion animals, which, in turn, could adversely affect our business.

Our inability to maintain relationships with manufacturers could have a material adverse effect on our business, financial condition and results of operations.

We distribute more than 40,000 products sourced from more than 1,500 manufacturers. We currently do not manufacture any of our products and are dependent on manufacturers for our supply of products. Our top 10 manufacturer-supplied products accounted for approximately 58% of our purchases in fiscal 2008, and one manufacturer, Pfizer, Inc., or Pfizer, accounted for approximately 24% of our purchases.

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

Our quarterly operating results may significantly fluctuate, and you should not rely on them as an indication of our future results. Our future net sales and results of operations may significantly fluctuate due to a combination of factors, many of which are outside of management’s control. The most important of these factors include:

•	manufacturer rebates based upon attaining certain growth goals;

•	changes in the way manufacturers introduce products to market;

•	fluctuations in commodity prices;

•	seasonality;

•	the recall of a significant product by one of our manufacturers;

•	changes in customer demands;

•	changes in climate (e.g., droughts);

•	the impact of general economic trends on our business;

•	increases in reserves for bad debts; and

•	competition.

For example, our rebates have historically been highest during the quarter ended December 31, since most of the manufacturers’ rebate programs were designed to include targets to be achieved during the calendar year.  In addition, our net sales have historically been seasonal, with peak sales in our second and fourth fiscal quarters.  However, we anticipate that manufacturer rebates for the quarter ended December 31, 2008 will not be as strong as compared to the same quarter in prior years due to manufacturers shifting growth goals from annual to quarterly or trimester goals.

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

    Potential problems with manufacturers such as those discussed above, could substantially decrease sales of our products, lead to higher costs and damage our reputation with our customers.

Our market is highly competitive. Failure to compete successfully could have a material adverse effect on our business, financial condition and results of operations.

The sale and distribution of animal health products is highly competitive, continually evolving and subject to technological change. We compete directly with both geographically diverse and regional, broad-line animal health products distributors, as well as companies that specialize in distributing primarily ethical drug products to veterinarians and over-the-counter drugs directly to animal owners and other end-users. Additionally, certain manufacturers currently compete through the direct marketing of products, and other manufacturers may decide to do so in the future. We compete with numerous manufacturers and distributors based on customer relationships, service and delivery, product selection, price and e-commerce capabilities. Some of our competitors may have greater financial and other resources than we do. Many of our competitors have comparable product lines or distribution strategies that directly compete with ours. Our competitors could obtain exclusive rights to distribute certain products, eliminating our ability to distribute those products. Most of our products are available from several sources, including other distributors and manufacturers, and our customers typically have relationships with several distributors and manufacturers. Because we generally do not have long-term contracts with our customers, our customers could buy products from our competitors. If we do not compete successfully against these organizations, it could have a material adverse effect on our business, financial condition and results of operations. Our primary competitors, excluding manufacturers, include the following and other national, regional, local and specialty distributors: Butler Animal Health Supply, LLC, IVESCO, LLC (Iowa Veterinary Supply), Lextron, Inc., MWI Veterinary Supply, Inc., Professional Veterinary Products, Ltd. and Webster Veterinary Supply, a division of Patterson Companies, Inc.

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

    As of June 30, 2008, we had outstanding indebtedness under our credit agreements of $138.4 million. Our substantial indebtedness could have important consequences to you. For example, it could:

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

The animal health products industry is subject to changing political and regulatory influences. Both state and federal government agencies regulate the distribution of certain animal health products and we are subject to regulation, either directly or indirectly, by the FDA, USDA, EPA, DEA, the Department of Transportation and state boards of pharmacy as well as comparable state and foreign agencies. The regulatory stance these agencies take could change. In addition, our manufacturers are subject to regulation by the FDA, the USDA, the EPA, the DEA as well as other federal and state agencies, and material changes to the applicable regulations could affect our manufacturers’ ability to manufacture certain products, which could adversely impact our product supply. In addition, some of our customers may rely, in part, on farm and agricultural subsidy programs. Changes in the regulatory positions that impact the availability of funding for such programs could have an adverse impact on our customers’ financial positions, which could lead to decreased sales of our products to them.

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

Over the past seven years, our net sales have grown by an annual compound growth rate of approximately 10.0% from $403.4 million in fiscal 2002 to $716.5 million in fiscal 2008. During that same period we have significantly expanded our operations in the United States and Canada. Our number of full-time employees increased by approximately 345 individuals, or 51%, during that period to 1024 employees at June 30, 2008.

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

Approximately 53% of the dollar volume of our product sales flow through our central replenishment and distribution facility located in Memphis, Tennessee. Unforeseen or recurring operational problems at this facility or any of our other distribution facilities could impair or disrupt our ability to deliver our products to our customers in a timely manner, and could have a material adverse effect upon our customer relationships, business, financial condition and results of operations. Although we do carry property insurance, which may protect us in the event of certain inventory losses, we do not carry business interruption insurance. Therefore, we will not be compensated for certain losses that may occur as a result of a major disruption to our facilities. Disruptions at any of our facilities could be caused by:

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

We face the risk of claims that we have infringed third parties’ intellectual property rights, including trademarks, trade names, and patents. Third parties may claim that our proprietary branded products infringe their trademarks and/or trade names; that our consultative services infringe a patented machine, process, or business method; and/or that our products infringe such third parties’ patented animal health products. We have not conducted an independent review of trademarks or patents issued to third parties. The large number of trademarks and patents, the rapid rate of new trademark and patent issuances, the complexities of the technology involved in patents and uncertainty of litigation increase the risk of business assets and management’s attention being diverted to intellectual property litigation.

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

We currently process all customer transactions and data at our facilities located in Westlake, Texas. Although we have safeguards for emergencies, including, without limitation, back-up systems, the occurrence of a major catastrophic event or other system failure at any of our distribution facilities could interrupt data processing or result in the loss of stored data. This may result in the loss of customers or a reduction in demand for our services. Only some of our systems are fully redundant and we do not carry business interruption insurance. If a disruption occurs, our profitability and results of operations could suffer. Our information systems are dependent on third party software, global communications providers, telephone systems and other aspects of technology and Internet infrastructure that are susceptible to failure. While we have implemented security measures and some redundant systems, our customer satisfaction and our business could be harmed if we or our manufacturers experience any system delays, failures, loss of data, outages, computer viruses, break-ins or similar disruptions.

We may be required to record a charge to earnings if our goodwill or other intangible assets become impaired.

Our balance sheet includes goodwill and other intangible assets. As of June 30, 2008, such amounts totaled $151.9 million. A significant decline in the fair value of the Company could cause impairment of goodwill and other intangible assets. Under generally accepted accounting principles in the United States, if impairment of our goodwill or other intangible assets is determined, we will be required to record a charge to earnings in the period of such determination.

Risks related to the common stock and our capital structure

There is a limited history of a trading market for our common stock, and the market price of our common stock may be highly volatile or may decline regardless of our operating performance. As a result, our stockholders could lose a significant part of their investment.

There has been a public market for our common stock only since the completion of our initial public offering in January 2007. The trading market in our common stock has been and may continue to be volatile.

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

We have been a public company only since January 2007. For the quarterly period ended June 30, 2008, the average daily trading volume of our common stock on the NASDAQ Global Market has been less than 161,000 shares. Any future sale by us or our current stockholders of our common stock in the public market, or the perception that sales could occur, could adversely affect the prevailing market price for our common stock.

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

Our directors and significant stockholders, including investment funds affiliated with Charlesbank Capital Partners LLC, or Charlesbank, Eagle Asset Management, Inc., and investment funds associated with Waddell & Reed, Inc., collectively control approximately 53% of our outstanding common stock. As a result, these stockholders, if they act together, are able to influence our management and affairs and all matters requiring stockholder approval in ways that may not align with your interest as a stockholder, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of us even if beneficial to you as a stockholder and might affect the market price of our common stock.

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

We conduct our operations out of 66 locations throughout the United States, two affiliated locations in Canada, and one affiliated location in Taiwan. Properties include distribution locations, retail locations, a central replenishment and distribution center and our corporate headquarters. Our distribution locations range in size from 1,000 to 69,000 square feet. Our central replenishment and distribution facility located in Memphis, Tennessee, is comprised of two buildings totaling 118,000 square feet under leases that expire in January 2012 and June 2014 respectively. Our west coast replenishment and distribution facility is located in Visalia, California, where we lease approximately 68,000 square feet under a lease that expires in December 2016. Our corporate headquarters are located in the Dallas/Fort Worth metropolitan area, where we lease approximately 153,000 square feet of commercial space under a lease that expires in August 2013. We own 23 locations, with the remainder leased under varying lease terms, ranging in maturities from one to ten years. Our facilities are in acceptable operating condition and generally adequate for current needs. We do not anticipate significant difficulty in obtaining lease renewals or alternate space as needed, although obtaining renewals or alternate space on acceptable terms cannot be assured.

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

Performance Graph

The following graph compares the cumulative 17-month total return provided shareholders on our common stock relative to the cumulative total returns of the Dow Jones US Total Market Index, and a customized peer group of four companies that includes: MWI Veterinary Supply, Owens & Minor, Patterson Companies and Henry Schein. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock, in the peer group, and the index on 1/31/2007 and its relative performance is tracked through 6/30/2008.

	1/07	2/07	3/07	4/07	5/07	6/07	7/07	8/07	9/07	10/07	11/07	12/07	1/08	2/08	3/08	4/08	5/08	6/08

Animal Health International, Inc.	100.00	103.61	97.11	107.31	100.00	116.39	90.44	91.16	89.40	87.55	96.39	98.80	96.39	84.66	87.87	70.60	54.54	50.04
Dow Jones US	100.00	98.37	99.45	103.56	107.42	105.62	102.18	103.61	107.48	109.44	104.66	104.01	97.74	94.74	94.17	98.96	100.94	92.75
Peer Group	100.00	95.60	102.08	100.36	103.41	103.03	103.15	107.66	111.33	112.49	103.10	107.95	102.52	107.89	106.17	104.22	105.48	95.68

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Market Information

As of June 30, 2008, there were 115 holders of record of our common stock. We completed our initial public offering in January 2007, prior to that time there was no public market for our common stock. Our common stock is listed and traded on the NASDAQ Global Market under the symbol AHII.

The following table sets forth the range of high and low sales prices of our common stock since the closing of our initial public offering on February 5, 2007, as reported by the NASDAQ Global Market, for the period from January 30, 2007 to August 29, 2008. The quotations represent interdealer quotations, without adjustments for retail mark ups, mark downs, or commissions, and may not necessarily represent actual transactions.

	High	Low
FISCAL 2007
Third Quarter (commencing January 30, 2007)	$13.38	$11.41
Fourth Quarter	$14.88	$11.58

FISCAL 2008
First Quarter	$15.74	$8.78
Second Quarter	$13.57	$10.02
Third Quarter	$13.67	$9.87
Fourth Quarter	$11.40	$5.58

FISCAL 2009
First Quarter (through August 29, 2008)	$7.79	$4.72

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

In September 2006, we paid an aggregate dividend of $53.3 million to the holders of shares of our preferred stock and an aggregate dividend of $1.2 million to the holders of shares of our common stock. A portion of the dividend on the preferred stock reduced the aggregate liquidation amount that was due to holders of preferred stock upon the liquidation, dissolution or winding up of the Company, or, at the election of at least a majority of the shares of preferred stock, upon the closing of an extraordinary transaction. These dividends to our stockholders were special dividends and we do not currently anticipate that we will declare any dividends on our common stock in the future.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth information regarding securities authorized for issuance under our equity compensation plans as of June 30, 2008.
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	1,409,550	$11.27	1,090,450	(2)
Equity compensation plans not approved by security holders(3)	—	—	—

Total	1,409,550	$11.27	1,090,450

(1)	Includes our 2007 Stock Option and Incentive Plan.

(2)	Includes shares remaining available for future issuance under our 2007 Stock Option and Incentive Plan.

(3)	There are no equity compensation plans in place not approved by shareholders.

 Recent Sales of Unregistered Securities

We did not sell any unregistered securities during the fiscal year ended June 30, 2008.

Use of Proceeds from Registered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6.	Selected Financial Data.

All references to “Predecessor” refer to Walco Holdings, Inc. and its subsidiaries for all periods prior to the June 30, 2005 acquisition of Walco Holdings, Inc., which operated under a different ownership and capital structure.

The following selected consolidated financial data should be read in conjunction with, and is qualified by reference to, our consolidated financial statements and notes to those consolidated financial statements, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this annual report. The consolidated statement of operations data for the years ended June 30, 2006, 2007 and 2008, and the consolidated balance sheet data as of June 30, 2007 and 2008, are derived from our audited consolidated financial statements, which are included elsewhere in this annual report. The consolidated statement of operations data for the years ended June 30, 2004 and 2005, and the consolidated balance sheet data as of June 30, 2004, 2005 and 2006, are derived from our audited consolidated financial statements, which are not included in this annual report. Our historical results are not necessarily indicative of results to be expected for any future period.

Consolidated statement of operations data:
	Year ended June 30,
(in thousands, except per share data and number of representatives)	Predecessor		Successor
	2004	2005	2006	2007	2008

Net sales	$502,686	$535,693	$571,192	$629,534	$716,542
Direct cost of products sold	408,105	436,955	459,173	507,997	579,485

Gross profit	94,581	98,738	112,019	121,537	137,057

Selling, general, and
administrative expenses(1)	70,238	72,954	81,428	88,117	101,849
Acquisition costs(2)	496	7,759	-	6	37
Depreciation and amortization(3)	3,156	3,149	6,414	6,504	7,349

Operating income	20,691	14,876	24,177	26,910	27,822
Other income (expense)
Interest expense	(4,984)	(5,071)	(13,726)	(18,307)	(10,277)
Other income	982	672	478	582	964

Income before income taxes	16,689	10,477	10,929	9,185	18,509
Income tax expense	(6,507)	(3,203)	(3,542)	(3,957)	(7,408)

Net income	$10,182	$7,274	$7,387	$5,228	$11,101

Per share data:
Earnings (loss) per common share
Basic
Common			$0.43	(13.01)	0.46
Class A	$4.80	$3.38
Class L	$4.80	$3.38
Class W	$4.80	$3.38
Dilutive
Common			$0.43	(13.01)	0.46
Class A	$4.09	$2.82
Class L	$4.09	$2.82
Class W	$4.09	$2.82

Shares used in computing earnings per share:
Basic
Common			2,084	11,329	24,330
Class A	1,869	1,900
Class L	182	182
Class W	72	72
Diluted
Common			2,084	11,329	24,330
Class A	2,221	2,307
Class L	197	197
Class W	72	72

Consolidated balance sheet data:
Total assets	176,202	197,449	294,337	330,034	365,299
Total current and long-term debt	73,766	61,633	137,634	118,886	138,421
Total stockholders' equity (deficit)	30,612	38,087	(3,179)	86,115	96,224
Cash dividend declared
Per common share	$-	$-	$-	$0.52	$-

Other data:
Adjusted EBITDA(4)	$25,325	$26,456	$31,069	$34,002	$36,172
Field sales representatives(5)	195	220	218	238	242

(1)
Selling, general, and administrative expenses include salary, wages, commissions, and related benefits of $38,464, $39,022, $43,958, $47,619, and $55,022 for the years ended June 30, 2004, 2005, 2006, 2007, and 2008, respectively. Also, includes management and advisory services fees paid to Bain Capital Partners, V, L.P. totaling $750 for the years ended June 30, 2003, 2004, and 2005, respectively. Also includes management and advisory service fees and reimbursement of out-of-pocket expenses paid to Charlesbank totaling $575, $664, and $146 for the years ended June 30, 2005, 2006, and 2007, respectively. Refer to note 10 of our consolidated financial statements included in this Annual Report on Form 10-K for further information.

(2)
$496 and $7,759 represent costs incurred in connection with the sale of Predecessor on June 30, 2005. Refer to note 3 of our consolidated financial statements included in this Annual Report on Form 10-K for further information. $6 and $37 represent costs of failed acquisitions.

(3)
Depreciation expense includes the depreciation of property, plant and equipment and other assets and was $3,111, $3,114, $3,039, $3,129, and $3,178 for the years ended June 30, 2004, 2005, 2006, 2007, and 2008, respectively.

(4)
Adjusted EBITDA represents net income before interest expense, income tax expense, depreciation and amortization, and acquisition costs. We present adjusted EBITDA as a supplemental performance measure because we believe it facilitates operating performance comparisons from period to period and company to company by backing out potential differences caused by variations in capital structures (affecting interest expense), tax positions (such as the impact on periods or companies of changes in effective tax rates or net operating losses), the age and book depreciation of fixed assets (affecting relative depreciation expense), the impact of purchase accounting and the impact of non-recurring acquisition costs. Because adjusted EBITDA facilitates internal comparisons of our historical financial position and operating performance on a more consistent basis, we also use adjusted EBITDA in measuring our performance relative to that of our competitors and in evaluating acquisition opportunities. Adjusted EBITDA is not a measurement of our financial performance under generally accepted accounting principles in the United States, or GAAP, and should not be considered as an alternative to net income, operating income or any other performance measures derived in accordance with GAAP or as an alternative to cash flow from operating activities as a measure of our profitability or liquidity. We understand that although adjusted EBITDA is frequently used by securities analysts, lenders and others in their evaluation of companies, our calculation of adjusted EBITDA may not be comparable to other similarly titled measures of other companies. EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

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

•	other companies in our industry may calculate adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

The following table reconciles adjusted EBITDA to net income as determined in accordance with GAAP for the periods indicated:

	Year ended June 30,
	Predecessor		Successor
(in thousands)	2004	2005	2006	2007	2008

Net income	$10,182	$7,274	$7,387	$5,228	$11,101
Interest expense	4,984	5,071	13,726	18,307	10,277
Income tax expense	6,507	3,203	3,542	3,957	7,408
Depreciation and amortization	3,156	3,149	6,414	6,504	7,349
Acquisition costs	496	7,759	-	6	37

Adjusted EBITDA	$25,325	$26,456	$31,069	$34,002	$36,172

(5)	Number of sales representatives is measured at the end of the period. Field sales representatives typically service our customers in their surrounding geographical area on a weekly basis.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion should be read in conjunction with our consolidated financial statements and notes to those consolidated financial statements, included elsewhere in this Annual Report on Form 10-K. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations. Factors that could cause such differences include those described in “Risk factors” and elsewhere in this Annual Report on Form 10-K.

Overview

Based upon net sales, we are one of the largest distributors of animal health products in the United States and Canada. We sell more than 40,000 products sourced from over 1,500 manufacturers to over 65,000 customers, as well as provide consultative services to our customers in the highly fragmented animal health products industry. Products we distribute include pharmaceuticals, vaccines, parasiticides, diagnostics, capital equipment, sanitizers, devices, supplies and dairy lagoon treatment systems. Our principal customers are veterinarians, production animal operators and animal health product retailers.

Our growth has primarily been derived from internal growth initiatives supported by select strategic acquisitions. Key factors and trends that have affected and we believe will continue to affect our operating results include:

•
Overall growth in the dairy industry. According to the USDA over the last several years the demand for dairy products has increased. As a result, the demand for production animal health products in the dairy market has increased. We have capitalized on this demand with increased sales of our dairy related production animal health products. We anticipate that this trend of growth in the dairy market will continue in the future and that we will be able to fulfill the corresponding demand for related production animal health products, resulting in increased sales and profitability.

•
Consolidation by our customers in the dairy industry. The dairy market is undergoing significant consolidation resulting in a shift towards larger operations. According to the USDA, dairies with 500 or more cattle currently account for 54% of the milk producing cow population in the United States, as compared to 24% in 1997. Over the last several years we have leveraged our relationships with larger dairies and our national footprint to gain market share in the dairy-related production animal health products market. We anticipate that this trend of dairy consolidation will continue and we will seek to continue to gain market share.

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

•
Increased focus on companion animal customers. According to Sundale Research, over the last several years the market for companion animal health products has increased to approximately $3.3 billion. We believe this growth has been and will continue to be driven by the following trends:

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

Contracts with manufacturers are generally negotiated annually on a calendar year basis. Sales growth goals are negotiated and used to determine rebate achievement. Manufacturer rebates are classified in our accompanying consolidated statements of operations as a reduction of direct cost of products sold. Manufacturer rebates that are based on quarterly, trimester or annual goals have sales performance tracked continually versus the goal, and rebate income is adjusted accordingly when minimum hurdles are achieved.

Results of Operations

The following table summarizes historical results of operations for the period from July 1, 2005 to June 30, 2008, on an actual basis and as a percentage of net sales.

Our gross profit may not be comparable to those of other entities, since some entities include all of the costs related to their distribution network in cost of goods sold and others, like us, report non-direct costs in selling, general, and administrative expenses, and salaries, wages, commissions, and related benefits.

Summary consolidated results of operations table
	Year ended June 30,
(dollars in thousands)	2006	2007	2008

Net sales	$571,192	$629,534	$716,542

Direct cost of products sold	459,173	507,997	579,485

Gross profit	112,019	121,537	137,057

Selling, general, and administrative expenses (includes salary, wages, commission, and related benefits)	81,428	88,117	101,849
Acquisition costs	-	6	37
Depreciation and amortization	6,414	6,504	7,349

Operating income	24,177	26,910	27,822

Other income (expense):
Interest expense	(13,726)	(18,307)	(10,277)
Other income	478	582	964

Income before income taxes	10,929	9,185	18,509

Income tax expense	(3,542)	(3,957)	(7,408)

Net income	$7,387	$5,228	$11,101

Net sales	100.0%	100.0%	100.0%

Direct cost of products sold	80.4%	80.7%	80.9%

Gross profit	19.6%	19.3%	19.1%

Selling, general, and administrative expenses (includes salary, wages, commission, and related benefits)	14.3%	14.0%	14.2%
Acquisition costs	0.0%	0.0%	0.0%
Depreciation and amortization	1.1%	1.0%	1.0%

Operating income	4.2%	4.3%	3.9%

Other income (expense):
Interest expense	-2.4%	-2.9%	-1.4%
Other income	0.1%	0.1%	0.1%

Income before income taxes	1.9%	1.5%	2.6%

Income tax expense	-0.6%	-0.7%	-1.0%

Net income	1.3%	0.8%	1.6%

Fiscal 2008 compared to fiscal 2007

Net sales. Net sales increased $87.0 million, or 13.8%, to $716.5 million for the year ended June 30, 2008, from $629.5 million for the year ended June 30, 2007. The increase in net sales was primarily attributable to $60.2 million, or 69.2%, of sales from seven acquisitions completed during the second, third and fourth quarters of 2007 and the second quarter of 2008, the addition of new customers, continued expansion into new territories, and increased sales to existing customers.

Gross profit. Gross profit increased $15.5 million, or 12.8%, to $137.0 million for the year ended June 30, 2008, from $121.5 million for the year ended June 30, 2007. The increase in gross profit resulted from sales growth, but was partially offset by a reduction in vendor rebates.  Gross profit as a percentage of sales was 19.1% for the year ended June 30, 2008, compared to 19.3% for the year ended June 30, 2007.  The decrease in gross profit as a percentage of sales was due to a reduction in vendor rebates.

Selling, general, and administrative expenses. Selling, general, and administrative expenses, excluding depreciation and amortization, increased  $13.7 million, or 15.6%, to $101.8 million for the year ended June 30, 2008, from $88.1 million for the year ended June 30, 2007. The increase was the result of an increase in variable selling and distribution expenses driven by sales volume combined with $0.6 million of increased Sarbanes-Oxley Section 404 implementation costs, $1.1 million of increased public company related expenses, $1.1 million of increased stock option expenses, $1.0 million of severance obligations accrued primarily for the Company’s former Senior Vice President and Chief Operating Officer, and $0.5 million of increased health care costs, all partially offset by the inclusion in the prior year of $2.8 million of non-recurring legal expenses related to the settlement of a dispute with a vendor. The fixed nature of other corporate expenses helped to offset these increases, resulting in only a slight increase in selling, general and administrative expenses as a percent of sales from 14.0% for the year ended June 30, 2007, to 14.2% for the year ended June 30, 2008.

Depreciation and amortization. Depreciation and amortization increased from $6.5 million for the year ended June 30, 2007, to $7.3 million for the year ended June 30, 2008. The increase results primarily from increased amortization of intangible assets driven by the acquisition of Kane Veterinary Products, Ltd. in the second quarter of fiscal 2008 and adjustments to the purchase price allocations of the acquisitions completed during the second, third, and fourth quarters of 2007.

Other expenses. Other expenses decreased $8.4 million, or 47.5%, to $9.3 million for the year ended June 30, 2008, from $17.7 million for the year ended June 30, 2007. The decrease in other expenses was due to a decrease in interest expense of $8.0 million to $10.3 million in the year ended June 30, 2008, as compared to $18.3 million in the year ended June 30, 2007. This decrease was due to $2.4 million of debt issue cost write-offs and early extinguishment penalties incurred in the year ended June 30, 2007 as compared to $0.3 million of debt issue cost write-offs in the year ended June 30, 2008, combined with lower interest rates and decreased debt following the Company’s initial public offering.

Income tax expenses. Income tax expense increased $3.5 million to $7.4 million for the year ended June 30, 2008, from $3.9 million for the year ended June 30, 2007. The effective tax rate was 40.0% and 43.1% for the years ended June 30, 2008 and 2007, respectively. This decrease in the effective tax rate was primarily attributable to a decrease in the Canadian tax rate in the year ended June 30, 2008, combined with an unfavorable blended state tax rate in the year ended June 30, 2007.

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

Income tax expenses. Income tax expense increased $0.4 million or 11.7%, to $3.9 million for the year ended June 30, 2007, from $3.5 million for the year ended June 30, 2006. The effective tax rate was 43.1% and 32.4% for the years ended June 30, 2007 and 2006, respectively. This increase in the effective tax rate was attributable to a combination of factors including: (1) a reduction of deferred tax liabilities driven by the lowering of a state tax in the prior year that reduced the prior year’s tax rate, (2) a change in our blended state tax rate in the year ended June 30, 2007, and (3) permanent differences related to stock option and other expenses.

Seasonality of operating results

Historically, our quarterly sales and operating results have varied significantly, and will likely continue to do so in the future. Seasonality has been caused by product usage, climate changes, promotions, rebates and announced price increases. Historically, sales have been higher during the spring and fall months due to increased sales of production animal health products. The transportation of production animals during the spring and fall months drives seasonal product usage. The transportation of production animals occurs during various times in the animal’s life cycle. The cycle begins with the cow-calf stage where the calf is born and raised to six to eight months of age. At that point the calf moves to pasture for three to five months. The last movement occurs when the animal is placed in the feedyard. Movement and climate changes cause stress upon the animal, which increases the risk of disease. Thus, prior to each of these moves, the animal is typically treated for disease prevention. These buying patterns can also be affected by manufacturers’ and distributors’ marketing programs launched during the summer months, particularly in June, which can cause customers to purchase production animal health products in advance of actual usage. This kind of early purchasing may reduce the sales in the months these purchases would have typically been made. In the companion animal health products market, sales of flea, tick and heartworm products drive sales during the spring and summer months. See “Risk factors—Our quarterly operating results may fluctuate due to factors outside of management’s control.” Additionally, while we accrue rebates as they are earned, our rebates have historically been highest during the quarter ended December 31, since some of our manufacturers’ rebate programs are designed to include targets to be achieved on calendar year sales. We anticipate that this trend with respect to manufacturers’ rebate programs will continue, but will not have as strong an impact upon the quarter ended December 31 as it has in prior years due to manufactueres shifting growth goals from annual to quarterly or trimester goals.

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

Consolidated statements of operations for the quarter ended (unaudited)

	September 30,	December 31,	March 31,	June 30,		September 30,	December 31,	March 31,	June 30,
(in thousands)	2006	2006	2007	2007		2007	2007	2008	2008

Net sales	$145,702	$170,279	$153,874	$159,679		$164,365	$203,230	$170,650	$178,297
Direct cost of products sold	118,648	133,028	124,828	131,493		135,734	163,326	137,815	142,610

Gross profit	27,054	37,251	29,046	28,186		28,631	39,904	32,835	35,687
Selling, general, and
administrative expenses(1)	20,120	22,660	21,411	23,926		22,917	26,262	25,546	27,124
Acquisition costs	-	-	-	6		-	-	-	37
Depreciation and amortization	1,540	1,623	1,657	1,684		1,645	1,712	1,924	2,068

Operating income	5,394	12,968	5,978	2,570		4,069	11,930	5,365	6,458
Other income (expense):
Other income	140	162	132	148		287	266	219	192
Interest expense	(4,090)	(5,810)	(5,874)	(2,533)		(2,647)	(2,719)	(2,492)	(2,419)

Income before income taxes	1,444	7,320	236	185		1,709	9,477	3,092	4,231
Income tax expense	(543)	(2,921)	(127)	(366	)(2)	(688)	(3,930)	(1,215)	(1,575)

Net income (loss)	$901	$4,399	$109	$(181)		$1,021	$5,547	$1,877	$2,656

(1)	Includes salaries, wages, commissions, and related benefits.

(2)	Includes adjustments to state income tax expense for the impact of the state tax rate change on our deferred tax balances and other miscellaneous items.

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

    Operating activities. For the year ended June 30, 2008, net cash provided by operating activities was $6.0 million, and was primarily attributable to $11.1 million in net income, $9.2 million of net non-cash costs, and a change in deferred income taxes of $1.2 million, all partially offset by an increase in working capital of $15.7 million. The non-cash costs included $7.3 million of depreciation and amortization, $0.8 million of debt issue cost amortization, and $1.3 million of stock option expenses. The debt issue cost amortization includes the write-off of $0.3 of debt issue costs resulting from the August 2007 refinancing of the term loan debt. The change in working capital included a decrease in accounts payable of $7.3 million and a decrease in accrued liabilities of $9.9 million. The decrease in accounts payable resulted primarily from a shift in purchasing to vendors with shorter payment terms. The decrease in accrued liabilities resulted primarily from payments of income tax accruals, liabilities related to acquisitions, and accrued non-recurring legal expenses related to the July 2007 settlement of a dispute with a vendor. For the year ended June 30, 2007, net cash provided by operating activities was $10.4 million, and was primarily attributable to $5.2 million in net income and $8.9 million of non-cash costs offset by a change in deferred income taxes of $2.6 million and an increase in working capital of $1.1 million. The non-cash costs included $6.5 million of depreciation and amortization and $2.2 million of debt issue cost amortization. The debt issue cost amortization includes the write-off of $1.5 million of debt issue costs resulting from the pay off of the second lien notes. The change in working capital included an increase in inventory of $5.9 million and changes in income tax receivables/payables of $3.4 million, partially offset by an increase in accounts payable of $8.2 million. The increase in inventory resulted from a rise in inventory purchases that drove the corresponding increase in accounts payable. The change in income tax receivables/payables resulted from estimated tax payments partially offset by income tax accruals. For the fiscal year ended June 30, 2006, net cash provided by operating activities was $12.9 million, and was primarily attributable to net income of $7.4 million and non-cash costs of $7.3 million, consisting principally of depreciation and amortization.

Investing activities. For the year ended June 30, 2008, net cash used for investing activities was $27.5 million, and was primarily attributable to $23.0 million, net of cash acquired, for the acquisition of Kane Veterinary Supplies, Ltd., $4.1 million of purchases of property, plant and equipment, and $2.2 million of purchase price adjustments related to acquisitions completed in the prior year, all partially offset by $1.7 of proceeds from the sale of property, plant, and equipment. For the year ended June 30, 2007, net cash used for investing activities was $24.7 million, and was primarily attributable to $21.9 million, net of cash acquired, for the acquisition of six companies and purchases of property, plant and equipment of $3.6 million. For the fiscal year ended June 30, 2006, net cash used for investing activities was $3.9 million, and was primarily attributable to purchases of property, plant and equipment totaling $3.3 million.

Financing activities. For the year ended June 30, 2008, net cash provided by financing activities was $16.0 million, and was primarily attributable to net borrowings from the revolving credit facility totaling $20.9 million partially offset by an unfavorable change in overdraft balances of $2.9 million and principal payments on other debt totaling $1.4 million. Also during the year ended June 30, 2008, the $44.5 million balance of the $45.0 million first lien term loan was paid in full with the proceeds from the new $44.5 million first lien term loan. For the year ended June 30, 2007, net cash provided by financing activities was $18.8 million. Net proceeds from the issuance of common stock pursuant to the initial public offering totaling $90.3 million combined with borrowings received from a new $45.0 million first lien term loan and a new $45.0 million second lien term loan were partially offset by the payment in full of the outstanding $85.0 million balance of the second lien notes, the payment of $54.5 million in dividends to common and preferred stockholders, and the payment in full of the outstanding $26.5 million balance of the previous first lien term loan. A change in overdraft balances totaling $4.8 million accounted for the remainder of the increase in net cash provided by financing activities. For the fiscal year ended June 30, 2006, net cash used for financing activities was $13.6 million, and was primarily used to pay down the balances of the revolving credit facility (Revolver) and the $30.0 million first lien term loan.

Capital resources. In September 2006, the Company’s revolving credit facility was amended with total capacity totaling $125.0 million and maturity on June 30, 2010. The outstanding borrowings under the Revolver bore interest, at the Company’s option, as follows: (1) an interest rate per annum equal to the sum of (a) the greater of (i) the Prime Rate in effect on such day, and (ii) the Federal Funds Effective Rate in effect for such day plus 0.50% and (b) the applicable margin or (2) an interest rate per annum equal to the sum of (a) the product of (i) the LIBOR rate in effect for such Interest Period and (ii) the Statutory Reserves and (b) the applicable margin.

In August 2007, the Company entered into a new $44.5 million first lien term loan and with borrowings thereunder paid in full the $44.5 million balance of our then existing $45.0 million first lien term loan. The $44.5 million first lien term loan bears interest at an annual rate equal to LIBOR plus 2.0% and matures on May 31, 2011. Borrowings are collateralized by a first priority interest in and lien on all of the Company’s assets.

In October 2007, the Revolver was amended to a $135.0 million facility, which matures on June 30, 2010. The amended Revolver includes a $10.0 million overcollateralization first drawn sub-limit that amortizes and expires on March 31, 2009. The outstanding borrowings under the $10.0 million overcollateralization first drawn sub-limit bear interest at the rate of 0.75% above the rate as defined per the terms of the September 2006 Revolver amendment. The outstanding borrowings under the Revolver’s base $125.0 million facility bear interest at the rate of LIBOR plus 1.5% or the Prime Rate plus 0.0% until September 30, 2008, and thereafter at the rate as defined per the terms of the September 2006 Revolver amendment. Borrowings remain collateralized by a first priority interest in and lien on all of the Company’s assets.

The Company utilizes cash flow hedge accounting and uses derivative financial instruments to convert a portion of its variable-rate debt to fixed-rate debt.

On April 18, 2007, the Company entered into a $43.0 million notional value swap transaction with a financial institution effective April 18, 2007. The Company receives a floating rate based on LIBOR and pays a fixed rate of 4.95%. The swap agreement terminates on June 28, 2010. As of June 30, 2008, the fair value of this swap was a net liability of $1.2 million.

On April 18, 2007, the Company entered into a $52.0 million notional value swap transaction with a financial institution effective April 18, 2007. The Company receives a floating rate based on LIBOR and pays a fixed rate of 4.95%. The swap agreement terminates on May 7, 2010. As of June 30, 2008, the fair value of this swap was a net liability of $1.6 million.

All swap agreement fair values are recorded on the consolidated balance sheet as other assets when the fair value is a net asset or as other long-term liabilities when the fair value is a net liability. The fair values of our interest rate swap agreements were estimated based on current settlement prices and quoted market prices of comparable contracts and represent their carrying values. The Company calculated no ineffectiveness on both interest rate swap agreements at June 30, 2008. An unrealized loss of $1.7 million, net of taxes of $1.1 million, is recorded on the consolidated balance sheet as accumulated other comprehensive income (loss).

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

Interest rates ranged from 6.73% to 8.38% as of June 30, 2007 and from 1.25% to 5.00% as of June 30, 2008. Additionally, the Company is required to pay a commitment fee on the daily unused amount of the Revolver at a per annum rate of 0.25%. The credit agreements contain certain covenants that, among other things, restrict our ability to incur additional indebtedness, make certain payments, sell assets, enter into certain transactions with affiliates and create liens. Moreover, certain of these agreements require us to maintain specified financial ratios. The most restrictive covenant relates to the creation or assumption of additional indebtedness. The Company was in compliance with all financial covenants at June 30, 2008.

Off-Balance Sheet Arrangements

As of June 30, 2008, we did not have any off-balance sheet arrangements other than the operating lease commitments in the contractual obligations table below.

Contractual obligations

Our contractual obligations as of June 30, 2008 mature as follows:
		Payments Due by Period
(in thousands)	Total	1 Year or Less	2-3 Years	4-5 Years	More than 5 Years
Line-of-credit to banks	$93,224	$—	$93,224	$—	$—
Operating lease commitments	20,753	4,805	7,583	5,323	3,042
Long-term debt obligations (including current portion)	45,197	1,259	43,938	—	—
Interest on long-term debt and line-of-credit(1)	17,446	7,694	9,752	—	—

Total contractual obligations(2)	$176,620	$13,758	$154,497	$5,323	$3,042

(1)
Future interest payments are calculated based on the assumption that all debt is outstanding until maturity. For debt instruments with variable interest rates, interest has been calculated for all future periods using the rates in effect as of June 30, 2008.

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

Critical accounting policies

The SEC has issued disclosure guidance for “critical accounting policies.” The SEC defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

Our significant accounting policies are described in note 2 to our consolidated financial statements. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, our management is required to make certain estimates and assumptions during the preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States. These estimates and assumptions impact the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period they are determined to be necessary. Actual results could differ from those estimates. The following are descriptions of our critical accounting policies that are impacted by such judgments, assumptions and estimates:

Revenue recognition. Revenue is recognized when title passes according to shipping terms. Provision for sales returns is recorded at the time of sale for estimated products returned by customers. Provision for sales discounts is recorded at the time of sale. Revenues are presented net of sales taxes collected from retail customers and remitted to government taxing authorities.

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

Goodwill and other intangible assets. At June 30, 2007 and 2008, the Company performed its annual impairment test, and determined that no impairment had occurred. The impairment test is performed by comparing the Company’s estimated fair value to the carrying amount of its goodwill and other nonamortizing intangible assets. If the carrying amount exceeds the fair value, an impairment loss would be recognized in an amount equal to the excess. The Company will continue to evaluate goodwill and other nonamortizing intangible assets consisting of trademarks and trade names for potential impairment based upon any changes to the Company’s operations or its operating business environment. Amortizing intangible assets, including customer relationships and noncompete agreements, are being amortized over their estimated useful lives of twelve and eight years, respectively.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed to certain market risks arising from transactions that are entered into in the normal course of business. As part of our financial risk management program, we use certain derivative financial instruments to manage these risks. The Company does not engage in financial transactions for speculative purposes and therefore holds no derivative instruments for trading purposes. The Company’s exposure to market risk for changes in interest rates relates to variable interest rates on borrowings under the Company’s credit agreements. During April 2007, the Company entered into interest rate swap agreements at an interest rate of 4.95% on $95.0 million of its debt in order to manage exposure to interest rate changes related to these borrowings. This interest rate swap effectively converted $95.0 million of debt from floating to fixed interest rates. At June 30, 2008, the fair value of the interest rate swap agreements was a net liability of $2.8 million. At June 30, 2008, $42.3 million of the Company’s debt remained subject to market risk for changes in interest rates. If the weighted average interest rate on the Company’s remaining variable rate indebtedness rose 54 basis points (a 10.0% change from the calculated weighted average interest rate as of June 30, 2008), assuming no change in the Company’s outstanding balance under its Revolver and $44.5 million first lien term loan, the Company’s annualized income before taxes and cash flows from operating activities would decline by approximately $0.2 million. If the weighted average interest rate on the Company’s remaining variable rate indebtedness decreased 54 basis points (a 10.0% change from the calculated weighted average interest rate as of June 30, 2008), assuming no change in the Company’s outstanding balance under its Revolver and $44.5 million first lien term loan, the Company’s annualized income before taxes and cash flows from operating activities would increase by approximately $0.2 million.

Item 8.	Financial Statements and Supplementary Data.

The consolidated financial statements required to be filed are indexed on page F-1 and are incorporated herein.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

    Our Chief Executive Officer and our Chief Financial Officer have concluded that, as of June 30, 2008, our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) to ensure that information required to be disclosed by us in the reports that we submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  This evaluation was completed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer and included evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or 15(d)-15(e) promulgated under the Exchange Act.  In October 2007, the Company acquired Kane Veterinary Supplies, Ltd. The Company is currently in the process of integrating Kane pursuant to the Sarbanes-Oxley Act of 2002. The impact of this acquisition has not materially affected and is not likely to materially affect the Company's internal control over financial reporting. However, as a result of the Company's integration activities, controls will be periodically changed. The Company believes, however, it will be able to maintain sufficient controls over the substantive results of its financial reporting throughout this integration process. In addition, the scope of management’s assessment of the Company’s internal control over financial reporting as of June 30, 2008, excluded the operations pertinent to Kane. Kane attributed to approximately 6% percent of the Company’s consolidated net operating revenues for the year ended June 30, 2008 and represented approximately 6% percent of the Company’s consolidated total assets as of June 30, 2008.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarterly period ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Annual Report on Internal Control Over Financial Reporting

        Management's Annual Report on Internal Control Over Financial Reporting, which appears on page F-2 of this Annual Report on Form 10-K, is incorporated by reference herein.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Certain information required by this Item 10 relating to our directors and executive officers is incorporated by reference herein from our proxy statement in connection with our 2008 annual meeting of stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended June 30, 2008.

Audit Committee Financial Expert

Our board of directors has determined that each of Messrs. Biegler, Pinkerton, and Steinhart qualifies as an “audit committee financial expert” as defined in Item 401(h) of Regulation S-K, and are “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Code of Ethics

    We have adopted a "code of ethics," as defined by regulations promulgated under the Securities Act of 1933, as amended, and the Exchange Act, that applies to all of our directors and employees worldwide, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A current copy of the Code of Business Conduct and Ethics is available at the Corporate Governance section of our website at www.ahii.com. A copy of the Code of Business Conduct and Ethics may also be obtained, free of charge, upon a request directed to: Animal Health International, Inc., 7 Village Circle, Suite 200, Westlake, Texas 76262, Attention: General Counsel. We intend to disclose any amendment to or waiver of a provision of the Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, by posting such information on our website available at www.ahii.com.

        For more corporate governance information, you are invited to access the Corporate Governance section of our website available at www.ahii.com.

Item 11.	Executive Compensation.

Certain information required by this Item 11 relating to remuneration of directors and executive officers and other transactions involving management is incorporated by reference herein from our proxy statement in connection with our 2008 annual meeting of stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended June 30, 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Certain information required by this Item 12 relating to security ownership of certain beneficial owners and management is incorporated by reference herein from our proxy statement in connection with our 2008 annual meeting of stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended June 30, 2008. For information on securities authorized for issuance under equity compensation plans, see the section entitled “Market for Registrant’s Common Equity and Related Stockholders Matters” in Part II, Item 5 in this Annual Report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Certain information required by this Item 13 relating to certain relationships and related transactions is incorporated by reference herein from our proxy statement in connection with our 2008 annual meeting of stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended June 30, 2008.

Item 14.	Principal Accounting Fees and Services.

Certain information required by this Item 14 regarding principal accounting fees and services is set forth under “Matters Concerning Our Independent Registered Public Accounting Firm” in our proxy statement in connection with our 2008 annual meeting of stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended June 30, 2008.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(1)
Financial Statements: Reference is made to the Index to Financial Statements in the section entitled “Financial Statements and Supplementary Data” in Part II, Item 8 of this Annual Report on Form 10-K.

(2)	Financial Statement Schedules: These Schedules have been omitted because they are not required or because the required information is given in the consolidated financial statements or notes thereto.

(3)
Exhibits: Exhibits are as set forth in the section entitled “Exhibit Index” which follows the section entitled “Signatures” in this Annual Report on Form 10-K. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference rooms maintained by the SEC in Washington, D.C., New York, New York, and Chicago, Illinois. Please call the SEC at 1-800-SEC-0330 for further information on the public reference rooms. SEC filings are also available to the public from commercial document retrieval services and at the website maintained by the SEC at http://www.sec.gov.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANIMAL HEALTH INTERNATIONAL, INC.

Date: September 9, 2008	/s/ WILLIAM F. LACEY
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

Signature	Title	Date

/s/ JAMES C. ROBISON James C. Robison	Chief Executive Officer, President and Chairman (Principal Executive Officer)	September 9, 2008

/s/ WILLIAM F. LACEY William F. Lacey	Sr. Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	September 9, 2008

/s/ MICHAEL EISENSON Michael Eisenson	Director	September 9, 2008

/s/ MARK ROSEN Mark Rosen	Director	September 9, 2008

/s/ BRANDON WHITE Brandon White	Director	September 9, 2008

/s/ RONALD STEINHART Ronald Steinhart	Director	September 9, 2008

/s/ DAVID BIEGLER David Biegler	Director	September 9, 2008

/s/ JERRY PINKERTON Jerry Pinkerton	Director	September 9, 2008
/s/ E. THOMAS CORCORAN E. Thomas Corcoran	Director	September 9, 2008

Animal Health International, Inc.

Management's Annual Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company acquired Kane Veterinary Supplies, Ltd. (Kane) in October 2007, and management excluded from its assessment of the effectiveness of Animal Health International Inc.’s internal control over financial reporting as of June 30, 2008, Kane's internal control over financial reporting associated with total assets of approximately $23 million and total revenues of approximately $43 million included in the consolidated financial statements of Animal Health International Inc. and subsidiaries as of and for the year ended June 30, 2008.  Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2008.

        The effectiveness of our internal control over financial reporting as of June 30, 2008 has been audited by KPMG LLP, the independent registered public accounting firm that audited our financial statements included herein, as stated in their report which is included herein.

/s/ James C. Robison James C. Robison Chief Executive Officer of the Company
/s/ William F. Lacey William F. Lacey Chief Financial Officer of the Company

September 9, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Animal Health International, Inc.:

        We have audited Animal Health International, Inc. and subsidiaries' (the Company) internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Animal Health International, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

    In October 2007, Animal Health International, Inc. acquired Kane Veterinary Supplies, Ltd (Kane) and management excluded from its assessment of the effectiveness of Animal Health International Inc.’s internal control over financial reporting as of June 30, 2008, Kane's internal control over financial reporting associated with total assets of approximately $23 million and total revenues of approximately $43 million included in the consolidated financial statements of Animal Health International Inc. and subsidiaries as of and for the year ended June 30, 2008. Our audit of internal control over financial reporting of Animal Health International Inc. also excluded an evaluation of the internal control over financial reporting of Kane.

    We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Animal Health International, Inc. and subsidiaries as of June 30, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 30, 2008, and our report dated September 9, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Dallas, Texas
September 9, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors
Animal Health International, Inc.:

We have audited the accompanying consolidated balance sheets of Animal Health International, Inc. and subsidiaries as of June 30, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 30, 2008.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Animal Health International, Inc. and subsidiaries as of June 30, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in note 2 to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board’s Interpretation 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” in fiscal year 2008, and the Company adopted the provisions of the Financial Accounting Standards Board’s Statement of Financial Accounting Standards 123 (revised 2004), “Share-Based Payment” in fiscal year 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Animal Health International, Inc.'s internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 9, 2008, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Dallas, Texas
September 9, 2008

ANIMAL HEALTH INTERNATIONAL, INC.

Consolidated Balance Sheets
June 30, 2007 and 2008
(In thousands, excluding share information)
	June 30, 2007	June 30, 2008
Assets
Current assets:
Cash and cash equivalents	$7,751	$2,452
Accounts receivable, net	73,958	84,549
Current portion of notes receivable	63	608
Income tax receivable	1,285	1,167
Merchandise inventories, net	80,848	98,847
Deferred income taxes	4,127	2,682
Prepaid expenses	2,159	1,657
Total current assets	170,191	191,962
Noncurrent assets:
Notes receivable, net of current portion	401	511
Property, plant, and equipment, net	17,253	17,096
Goodwill	78,598	82,642
Customer relationships	29,737	31,428
Noncompete agreements	2,390	4,636
Trademarks and trade names	26,360	33,170
Debt issue costs and other assets, net of accumulated amortization
of $830 and $1,289, respectively	5,104	3,854
Total assets	$330,034	$365,299

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$81,976	$86,213
Accrued liabilities	15,644	13,879
Current portion of long-term debt	1,363	1,259
Total current liabilities	98,983	101,351

Noncurrent liabilities:
Long-term debt, net of current portion	117,523	137,162
Deferred lease incentives	1,736	1,437
Deferred income taxes	25,677	26,282
Other long-term liabilities	—	2,843
Total liabilities	243,919	269,075

Commitments and contingencies (note 13)
Stockholders’ equity:
Preferred stock, par value $0.01 per share. Authorized 10,000,000 shares,
issued and outstanding 0 shares	—	—
Common stock, par value $0.01 per share. Authorized 90,000,000 shares,
issued and outstanding 24,329,670 shares	243	243
Additional paid-in capital	128,367	129,704
Accumulated deficit	(42,826)	(31,725)
Accumulated other comprehensive income (loss)	331	(1,998)
Total stockholders’ equity	86,115	96,224

Total liabilities and stockholders’ equity	$330,034	$365,299

See accompanying Notes to Consolidated Financial Statements.

ANIMAL HEALTH INTERNATIONAL, INC.

Consolidated Statements of Operations
Years ended June 30, 2006, 2007, and 2008
(In thousands, except per share data)
	Year ended June 30,
	2006	2007	2008
Net sales	$571,192	$629,534	$716,542
Costs and expenses:
Direct cost of products sold (excludes depreciation and amortization)	459,173	507,997	579,485
Salaries, wages, commissions, and related benefits	43,958	47,619	55,022
Selling, general, and administrative	37,470	40,498	46,827
Acquisition costs	—	6	37
Depreciation and amortization	6,414	6,504	7,349
Operating income	24,177	26,910	27,822
Other income (expense):
Other income	478	582	964
Interest expense	(13,726)	(18,307)	(10,277)
Income before income taxes	10,929	9,185	18,509
Income tax expense	(3,542)	(3,957)	(7,408)
Net income	$7,387	$5,228	$11,101
Dividend on redeemable preferred stock	(941)	(53,323)	—
Deemed dividend upon conversion of redeemable preferred stock	—	(95,227)	—
Preferred stock participation in undistributed earnings	(5,554)	(4,062)	—
Net income (loss) available to common shareholders	$892	$(147,384)	$11,101
Earnings (loss) per common share:
Basic	$0.43	$(13.01)	$0.46
Diluted	$0.43	$(13.01)	$0.46
Shares used in computing earnings per share:
Basic	2,084	11,329	24,330
Diluted	2,084	11,329	24,330

See accompanying Notes to Consolidated Financial Statements.

ANIMAL HEALTH INTERNATIONAL, INC.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income
Years ended June 30, 2006, 2007, and 2008
(In thousands, excluding share information)

	Common Stock				Accumulated
			Additional	Accumulated	other
	Number of		paid-in	earnings/	comprehensive
	shares	Amount	capital	(deficit)	income (loss)	Total
Balance, June 30, 2005	1,563,825	16	(9,424)	—	—	(9,408)
Issuance of common stock	696,166	7	19	—	—	26
Dividend on redeemable preferred stock	—	—	—	(941)	—	(941)
Comprehensive income:
Net income	—	—	—	7,387	—	7,387
Foreign currency translation adjustment	—	—	—	—	(243)	(243)
Total comprehensive income						7,144
Balance, June 30, 2006	2,259,991	$23	$(9,405)	$6,446	$(243)	$(3,179)
Dividend on common stock of $0.52 per share	—	—	—	(1,177)	—	(1,177)
Dividend on redeemable preferred stock of $25.12 per share	—	—	—	(53,323)	—	(53,323)
Forfeiture of common stock	(5,503)	(1)	—	—	—	(1)
Conversion of redeemable preferred stock into common stock	12,975,182	130	47,370	—	—	47,500
Sale of common stock under initial public offering	9,100,000	91	102,088	—	—	102,179
Costs directly associated with initial public offering	—	—	(11,910)	—	—	(11,910)
Issuance of stock options	—	—	224	—	—	224
Comprehensive income:
Net income	—	—	—	5,228	—	5,228
Unrealized gain on derivative instrument, net of tax	—	—	—	—	535	535
Foreign currency translation adjustment	—	—	—	—	39	39
Total comprehensive income						5,802
Balance, June 30, 2007	24,329,670	$243	$128,367	$(42,826)	$331	$86,115
Costs directly associated with initial public offering	—	—	(5)	—	—	(5)
Issuance of stock options	—	—	1,342	—	—	1,342
Comprehensive income:
Net income	—	—	—	11,101	—	11,101
Unrealized loss on derivative instrument, net of tax	—	—	—	—	(2,241)	(2,241)
Foreign currency translation adjustment	—	—	—	—	(88)	(88)
Total comprehensive income						8,772
Balance, June 30, 2008	24,329,670	$243	$129,704	$(31,725)	$(1,998)	$96,224

See accompanying Notes to Consolidated Financial Statements.

ANIMAL HEALTH INTERNATIONAL, INC.

Consolidated Statements of Cash Flows
Years ended June 30, 2006, 2007, and 2008
(In thousands)

	Year ended June 30,
	2006	2007	2008
Cash flows from operating activities:
Net income	$7,387	$5,228	$11,101
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	6,414	6,504	7,349
Amortization of debt issue costs	807	2,214	805
Stock option expense	—	224	1,342
(Gain) loss on sale of equipment	36	(26)	(292)
Deferred income taxes	(3,649)	(2,629)	1,167
Deferred lease incentives	2,020	—	224
Changes in assets and liabilities (net of effects of acquisitions):
Accounts receivable	1,907	1,363	(1,102)
Merchandise inventories	(796)	(5,935)	1,634
Income taxes receivable/payable	1,256	(3,353)	12
Prepaid expenses	(118)	(509)	948
Accounts payable	(9,733)	8,171	(7,348)
Accrued liabilities and other	7,335	(822)	(9,877)

Net cash provided by operating activities	12,866	10,430	5,963

Cash flows from investing activities:
Purchase of property, plant, and equipment	(3,300)	(3,567)	(4,074)
Purchase of other assets	(1,526)	(395)	(12)
Business acquisitions, net of cash acquired (includes $1,376 and
$1,017 of direct acquisiton costs)	—	(21,936)	(23,033)
Purchase price adjustments	536	742	(2,246)
Proceeds from sale of property, plant, and equipment	92	206	1,674
Net changes in notes receivable	252	275	144

Net cash used for investing activities	(3,946)	(24,675)	(27,547)

Cash flows from financing activities:
Repayment of long-term debt	(3,794)	(112,381)	(45,933)
Borrowings of long-term debt	—	90,002	44,550
Net borrowings (repayments) under revolving credit facilities	(6,093)	1,188	20,902
Debt issue costs	(175)	(630)	(487)
Change in overdraft balances	(2,589)	4,833	(2,937)
Dividend on redeemable preferred stock	(941)	(53,323)	—
Dividend on common stock	—	(1,177)	—
Net proceeds from (costs for) the issuance of common stock	26	90,269	(5)

Net cash provided by (used for) financing activities	(13,566)	18,781	16,090

Effect of exchange rate changes in cash and cash equivalents	99	179	195

Net increase (decrease) in cash and cash equivalents	(4,547)	4,715	(5,299)

Cash and cash equivalents, beginning of year	7,583	3,036	7,751

Cash and cash equivalents, end of year	$3,036	$7,751	$2,452

See accompanying Notes to Consolidated Financial Statements.

ANIMAL HEALTH INTERNATIONAL, INC.

Notes to Consolidated Financial Statements
June 30, 2007 and 2008
(Dollars in thousands)

(1) Organization

    Animal Health International, Inc. (the Company), formerly known as Walco International Holdings, Inc., was incorporated in Delaware in May 2005. Through its wholly owned subsidiaries, Walco International, Inc. and Kane Veterinary Supplies, Ltd. (note 3), the Company’s primary business activity is the sale and distribution of animal health products, supplies, services and technology through operating divisions located throughout the United States, Canada and Taiwan.

(2) Summary of significant accounting policies

(a) Basis of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.

(b) Revenue recognition

Revenues are recognized when the title passes according to shipping terms. Sales returns and allowances are immaterial in all periods presented as most product returns from customers are returned to product manufacturers for full credit. Any losses incurred on sales returns are recognized in the period the products are returned. Provision for sales discounts is recorded at the time of sale.  Revenues are presented net of sales taxes collected from retail customers and remitted to government taxing authorities.

For multiple arrangements in which a customer signs up for a multi-year exclusive supply agreement and receives certain equipment and software products at no charge, revenue is recognized using the relative fair value method, whereby each separate unit of accounting is recognized as revenue at its relative fair value, in which the delivered item (certain equipment and software products) is limited to the non-contingent amount. Since all consideration paid by the customer is contingent upon delivery of the product, no amount is recorded as equipment and software revenue under these multiple element arrangements.

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

(e) Shipping and handling

The Company invoices certain customers for shipping and handling. This revenue is included in net sales and was $905, $1,058, and $1,114 for the years ended June 30, 2006, 2007, and 2008 respectively. The costs associated with shipping and handling are reflected in direct cost of products sold in the consolidated statements of operations and were $9,302, $10,238, and $11,988 for the years ended June 30, 2006, 2007, and 2008, respectively.

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

(g) Income taxes

    The Company classifies interest and penalties attributable to income taxes as part of income tax expense. Accruals for interest and penalties totaled $0 and $0 as of June 30, 2007 and 2008, respectively.

(h) Cash and cash equivalents

All highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. These amounts are stated at cost, which approximates fair value. Book overdrafts totaling $16,561 and $13,624 at June 30, 2007 and 2008, respectively, are classified as accounts payable in the consolidated balance sheets.

(i) Accounts receivable

Accounts receivable consist primarily of receivables from trade customers. The Company records an allowance for doubtful accounts to allow for any amounts which may be unrecoverable. This allowance is based upon an analysis of historical write-offs and is adjusted as necessary to reserve for specific accounts that are judged to be potentially uncollectible. Specific accounts determined to be uncollectible are written-off against the allowance.

(j) Merchandise inventories

Merchandise inventories are stated at the lower of average cost or market. Inventories include the cost of product, net of purchase rebates, and inbound freight, and primarily consist of finished goods stored in warehouses.

(k) Property, plant, and equipment

Property, plant, and equipment are recorded at cost. Depreciation is determined for financial reporting purposes primarily using the straight-line method over the estimated useful lives of the assets, which are as follows (in years):

Buildings and improvements	10-40
Leasehold improvements	5-10
Equipment:
Warehouse	3-8
Automotive	3-8
Computer hardware and software	3-5
Office	3-8

Depreciation expense related to property, plant, and equipment was $2,759, $2,795, and $3,278 for the years ended June 30, 2006, 2007, and 2008 respectively. The Company periodically reviews long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the undiscounted expected future cash flows from an asset is less than the carrying value of the asset, impairment must be recognized in the financial statements by writing down the asset to its fair value.  At June 30, 2007 and 2008, no impairment had occurred.

(l) Goodwill and other intangible assets

At June 30, 2007 and 2008, the Company performed its annual impairment test, and determined that no impairment had occurred. The impairment test is performed by comparing the Company’s estimated fair value to the carrying amount of its goodwill and other nonamortizing intangible assets. If the carrying amount exceeds the fair value, an impairment loss would be recognized in an amount equal to the excess. The Company will continue to evaluate goodwill and other nonamortizing intangible assets consisting of trademarks and trade names for potential impairment based upon any changes to the Company’s operations or its operating business environment. Amortizing intangible assets including customer relationships and noncompete agreements are being amortized over their estimated useful lives of twelve and eight years, respectively.

(m) Debt issue costs and other assets

Debt issue costs are capitalized and amortized to interest expense over the term of the underlying debt utilizing the straight-line method, which approximates the effective interest method. Other assets include equipment held for lease, which are amortized over their useful lives, and investments, which are recorded at cost.

(n) Stock options

    Concurrent with the effective date of its initial public offering, the Company issued options to purchase an aggregate of 749,300 shares under terms established by the 2007 Stock Option and Incentive Plan, which was adopted by the Company’s Board of Directors and approved by its stockholders in January 2007. The Company also issued options to purchase 9,500 shares in May 2007, and an additional 750,000 shares in November 2007. The Company reserved 2,500,000 shares of its common stock for the issuance of awards under the 2007 Stock Option and Incentive Plan. The options vest over a four-year period, carry a ten-year term, and have an exercise price of $11.00 per share for the initial 749,300 shares, $13.53 per share for the 9,500 shares granted in May 2007, and $11.47 per share for the 750,000 shares granted in November 2007. The options issued are incentive stock options, which are not performance-based and vest with continued employment. Unexercised options may be forfeited in the event of termination of employment. Options to purchase 203,200 shares were vested and had a weighted average exercise price of $11.03, but no options were exercised as of June 30, 2008.  There were 1,090,450 of options to purchase shares remaining available for future issuance at June 30, 2008.

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

The following weighted average assumptions were used for the 2007 and 2008 option grants: risk-free interest rate of 4.75% on the initial 749,300 shares, 4.45% on the subsequent 9,500 shares, and 3.25% on the last 750,000 shares, dividend yield of 0% for all shares, annual volatility factor of the expected market price of the Company’s common stock of 31.0% for the initial 749,300 shares and subsequent 9,500 shares, and 30.9% for the 750,000 shares, estimated forfeiture rate of 8.4%, and an expected life of the options of 6.25 years. The risk-free interest rate was determined based on a yield curve of U.S. Treasury rates ranging from five to seven years. Expected volatility was established based on historical volatility of the stock prices of other companies in industries similar to the Company. Based on these assumptions, the 2007 options were valued at $4.49 per share for the initial 749,300 shares and $5.43 per share for the subsequent 9,500 shares, and the 2008 options were valued at $4.28 per share for the 750,000 shares. Total compensation expense for these options is $5,347 including the following amounts charged or to be charged to compensation expense each year ended June 30 over each four-year vesting period: $224 in 2007, $1,342 in 2008, $1,337 in 2009, $1,337 in 2010, $855 in 2011, and $252 in 2012.  The weighted average remaining contract term for these options was 9.6 years and 9.0 years at June 30, 2007 and 2008, respectively.

A summary of stock option activity is as follows:

	Options	Weighted average exercise prices	Weighted average fair value at grant date
Balance at July 1, 2006	—	$—	$—
Granted	758,800	11.03	4.50
Exercised	—	—	—
Forfeited	(12,500)	11.00	4.49

Balance at July 1, 2007	746,300	11.03	4.50
Granted	750,000	11.47	4.28
Exercised	—	—	—
Forfeited	(86,750)	11.01	4.48

Balance at June 30, 2008	1,409,550	$11.27	$4.38

Intrinsic value for stock options is defined as the difference between the current market value and the exercise price. The exercise price of stock options outstanding and exercisable at June 30, 2008 exceeded the market value, and therefore, the aggregate intrinsic value for these stock options was $2,582 and $0 at June 30, 2007 and 2008, respectively.

(o) Earnings per share

Earnings per share reflects application of the two class method. All classes of common stock participate pro rata in dividends. Therefore, the two class method of calculating earnings per share has been applied. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted earnings per share, the basic weighted average number of shares is increased by the dilutive effect of stock options determined using the treasury stock method. The components of basic and diluted earnings per share are as follows (in thousands, except per share amounts):

	Year Ended June 30,
	2006	2007	2008
Net income	$7,387	$5,228	$11,101
Dividend on redeemable preferred stock	(941)	(53,323)	—
Deemed dividend upon conversion of redeemable preferred stock	—	(95,227)	—
Preferred stock participation in undistributed earnings	(5,554)	(4,062)	—
Net income (loss) available to common shareholders	$892	$(147,384)	$11,101

Basic weighted average shares outstanding	2,084	11,329	24,330
Dilutive effect of stock options	—	—	—

Diluted weighted average shares outstanding	2,084	11,329	24,330

Basic earnings (loss) per share	$0.43	$(13.01)	$0.46

Diluted earnings (loss) per share	$0.43	$(13.01)	$0.46

The Company has reflected the excess of the fair value of the common stock issued upon conversion of the redeemable preferred stock, over the carrying amount of the redeemable preferred stock, as a deemed dividend upon conversion of preferred stock.

    All common stock equivalents are excluded from diluted earnings per share in the years ended June 30, 2007 and 2008, as the results were anti-dilutive.

(p) Foreign currency translation

The functional currency for the Company’s Canadian operations is the Canadian dollar, and the functional currency for the Company's Taiwan operations is the NEW Taiwan dollar. Assets and liabilities for these operations are translated at the exchange rate in effect at the balance sheet date, and income and expenses are translated at average exchange rates prevailing during the year. Translation gains or losses are included within stockholders’ equity as part of accumulated other comprehensive income (loss).

(q) Fair value of financial instruments

Cash, accounts and notes receivable, accounts payable and accrued liabilities are reflected in the financial statements at amounts which approximate fair value, primarily because of the short-term maturity of those instruments. The Company determined, based on adjustable interest rates applicable to its long-term debt, that the fair value approximates the carrying value of its obligations.

(r) Use of estimates

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

(s) Concentration of credit risk

The Company provides credit in the normal course of business to customers based on their creditworthiness and generally requires no collateral from such customers. The Company maintains allowances for potential credit losses.

(t) Effect of recently issued accounting pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 requires companies to determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefits can be recorded in the financial statements. This interpretation also provides guidance on classification, accounting in interim periods, and expanded disclosure requirements. FIN 48 was adopted by the Company in the first quarter of fiscal 2008. The impact on the Company’s consolidated financial statements was not material.

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position 157-2 (FSP 157-2), Effective Date of FASB Statement No. 157. Under the terms of FSP 57-2, the provisions of SFAS 157 will be adopted for financial instruments in the first quarter of fiscal 2009, and, when required, for nonfinancial assets and nonfinancial liabilities in the first quarter of fiscal 2010. The Company does not expect that the provisions to be adopted in fiscal 2009 will have a significant impact upon its future consolidated financial statements and is currently assessing the impact of provisions to be adopted in fiscal 2010.

    In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin 108 (SAB 108), “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements.” SAB 108 expresses the SEC Staff’s views regarding the process of quantifying financial statement misstatements. SAB 108 addresses the diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. SAB 108 is effective for the Company’s current fiscal year. The Company recorded a pre-tax adjustment of $308 to reduce capitalized freight during the fourth quarter of 2007 upon the adoption of SAB 108. This amount was not material to any other periods.

    In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—an Amendment of FASB Statement 115. The statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Most of the provisions of this statement apply only to entities that elect the fair value option; however, the amendment to FASB Statement 115, applies to all entities with available-for-sale and trading securities. SFAS 159 will be effective for the Company in the first quarter of fiscal 2009. The Company does not expect that adoption of SFAS 159 will have a significant impact upon its future consolidated financial statements.

    In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations (SFAS 141R), which replaces SFAS 141. SFAS 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008. SFAS 141R will be effective for the Company in the first quarter of fiscal 2010. The Company is currently assessing the impact SFAS 141R may have on its future consolidated financial statements.

    In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133. SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities.  The objective is to improve financial reporting disclosures regarding how and why derivative instruments are used, how derivative instruments and related hedge items are accounted for, and how derivative instruments and related hedge items affect financial position, financial performance, and cash flows.  SFAS 161 will be effective for the Company in the third quarter of fiscal 2009.  The Company does not expect that adoption of SFAS 161 will have a significant impact upon its future consolidated financial statements.

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

The excess of purchase price over the fair value of assets acquired and liabilities assumed was allocated to goodwill and will not be amortized. As a result of a previous change in ownership, a portion of management’s ownership interest has been carried over at historical cost and has resulted in a “deemed dividend” of $9,465, which is recorded in additional paid-in capital. During the year ended June 30, 2007, $742 of reduced goodwill resulting from the resolution of a tax uncertainty from the acquisition was recorded. None of the goodwill is deductible for income tax purposes. In connection with the acquisition, additional intangible assets were recorded based upon independent third party appraisals including customer relationships, noncompete agreements, and trademarks and trade names. The customer relationships are amortized on a straight-line basis over twelve years, which approximate their expected useful lives. Noncompete agreements are amortized on a straight-line basis over eight years. Trademarks and trade names are not amortized because they have indefinite useful lives.

In October 2006, the Company acquired certain assets of Farm City Animal Supply, Inc. and all of the outstanding stock of Hawaii Mega-Cor., Inc.  In November 2006, the Company acquired all of the outstanding stock of Paul E. Blackmer, D.V.M., Inc. In January 2007, the Company acquired all of the outstanding stock of Cattleman’s Supply, Inc. In March 2007, the Company acquired the business assets of Veterinarian’s Outlet of Sunnyside, Inc.  In April 2007, the Company acquired all of the outstanding stock of Veterinarian’s Outlet Incorporated. The Company paid $22,052 in cash for these six acquisitions (plus approximately $1,376 in direct acquisition costs) and issued $2,400 in notes payable to certain selling stockholders.  In addition, the Company is obligated to make additional cash payments to certain selling stockholders if certain performance targets are met through December 2009.  Substantially all of these contingent payments, if any, will be accounted for as goodwill when and if earned.

The following table summarizes the June 30, 2007, preliminary estimated fair values of the assets acquired and liabilities assumed at the dates of the acquisitions:

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

During fiscal 2008, in connection with fiscal 2007 acquisitions, additional intangible assets were recorded based upon independent third party appraisals including customer relationships, noncompete agreements, and trademarks and trade names. The customer relationships are amortized on a straight-line basis over twelve years, which approximates their expected useful lives. The noncompete agreements are amortized on a straight-line basis over either two or five years, based upon the term of the agreement. Trademarks and trade names are not amortized because they have indefinite useful lives. These purchase price adjustments resulted in a $7,210 reduction in the balance of goodwill offset by a $2,038 increase in trademarks and trade names, a $2,103 increase in noncompete agreements, and a $3,069 increase in customer relationships at June 30, 2008. Additionally, $764 of miscellaneous costs and earnout payments related to these acquisitions were incurred during the year ended June 30, 2008 and charged to goodwill. During the year ended June 30, 2008, $1,482 of increased goodwill resulting from the resolution of tax uncertainties from these acquisitions was recorded.

In October 2007, the Company acquired all of the outstanding stock of Kane Veterinary Supplies, Ltd. for $22,184 in cash (plus $1,017 in direct acquisition costs).  In addition, the Company is obligated to make additional cash payments to certain selling stockholders if certain performance targets are met through October 2010.  Substantially all of these contingent payments, if any, will be accounted for as goodwill when and if earned.  Kane Veterinary Supplies, Ltd. is based in Edmonton, Canada, and is a leading distributor of animal health products in both the production and companion animal markets.

The following table summarizes the June 30, 2008, fair values of the assets acquired and liabilities assumed at the date of the acquisition of Kane Veterinary Supplies, Ltd.:

Cash and cash equivalents	$168
Accounts receivable, net	5,169
Current portion of notes receivable	150
Merchandise inventories, net	9,779
Prepaid expenses	220
Notes receivable, net of current portion	650
Property, plant and equipment, net	410
Goodwill	9,008
Customer relationships	1,824
Noncompete agreements	1,112
Trademarks and trade names	4,772

Total assets acquired	33,262

Accounts payable	7,500
Accrued liabilities	453
Current portion of long-term debt	13
Long-term debt, net of current portion	4
Deferred lease incentives	73
Deferred income taxes	2,018

Total liabilities assumed	10,061

Net assets acquired	$23,201

    The 2007 and 2008 acquisitions serve to further the Company's strategy to access additional products lines, sales representatives, customer opportunities, manufacturer relationships and sales territories.  Pro forma consolidated statements of income are not presented because the acquisitions detailed above are not material individually or in the aggregate to the Company’s financial position, results of operations or cash flows.  The results of operations for each acquisition were included in the Company's consolidated results of operations beginning with the date of each acquisition.

(4) Accounts receivable, net
	June 30, 2007	June 30, 2008
Trade accounts receivable	$66,939	$75,141
Vendor rebate receivables	7,602	10,296
Other receivables	222	269

	74,763	85,706
Less allowance for doubtful accounts	(805)	(1,157)

Accounts receivable, net	$73,958	$84,549

Bad debt expense (recovery) totaled $776, $(293), and $690 respectively, for the years ended June 30, 2006, 2007, and 2008. Bad debt write-offs, net of recoveries, totaled $522, $(20), and $338, respectively for the years ended June 30, 2006, 2007, and 2008.

Vendor rebates range from one-time purchase opportunities to sales-related programs that last a month, a quarter, a trimester, or the entire calendar year. The receivable for annual sales-related rebate programs are recognized as the established threshold is achieved.

(5) Notes receivable
	June 30, 2007	June 30, 2008
Note receivable from Sparhawk Laboratories, Inc.	$325	$325
Other notes receivable	139	794

	464	1,119
Less current portion of notes receivable	(63)	(608)

Notes receivable	$401	$511

On March 4, 2004, one of the Company's subsidiaries entered into a Securities Purchase Agreement (the Agreement) with Sparhawk Laboratories, Inc. (Sparhawk). In connection with the Agreement, the Company lent $1,000 to Sparhawk in return for a note receivable (the Note), bearing interest at 13%, and warrants (the Warrants) to acquire 333 shares of common stock in Sparhawk for $1 a share, representing potential ownership of Sparhawk in the amount of 19.99% as of March 4, 2004. The Note and the Warrants are collectively referred to as “Securities” pursuant to terms of the Agreement. The Note was issued at a discount, and the initial price of the Note was $950 and the Warrants $50 at the time of closing of the Agreement. The Warrants are included in other long-term assets in the accompanying balance sheet. As of June 30, 2007 and 2008, the Note had accrued interest of $12 and $12, respectively.

The Company is not required to provide any future funding to Sparhawk under the terms of the Agreement or any other agreement, and the Company does not have the ability to significantly influence the operations of Sparhawk.

Interest on the Note is repayable to the Company on the last day of each calendar quarter. Principal payments are due on the fifth anniversary of the Note, subject to prepayment events, as defined. Through June 30, 2008, Sparhawk has made principal payments totaling $637.

(6) Property, plant, and equipment, net
	June 30, 2007	June 30, 2008
Land	$3,897	$3,540
Buildings and improvements	5,168	4,525
Leasehold improvements	2,702	3,655
Construction in progress	1,275	112
Equipment:
Warehouse	1,344	2,234
Automotive	4,771	6,525
Office/software	3,054	3,995

	22,211	24,586
Less accumulated depreciation	(4,958)	(7,490)

Property, plant, and equipment, net	$17,253	$17,096

Expenditures for maintenance and repairs were $1,575, $1,744, and $2,154 and for the years ended June 30, 2006, 2007, and 2008, respectively.

(7) Goodwill and other intangible assets
	Gross Carrying amount	Accumulated amortization	Net Carrying amount
June 30, 2007:
Goodwill	$78,598	$—	$78,598
Customer relationships	35,685	(5,948)	29,737
Noncompete agreements	3,192	(802)	2,390
Trademarks and trade names	26,360	—	26,360

	$143,835	$(6,750)	$137,085

June 30, 2008:
Goodwill	$82,642	$—	$82,642
Customer relationships	40,578	(9,150)	31,428
Noncompete agreements	6,407	(1,771)	4,636
Trademarks and trade names	33,170	—	33,170

	$162,797	$(10,921)	$151,876

    Amortization expense related to intangible assets totaled $3,375, $3,375, and $4,171 for the years ended June 30, 2006, 2007, and 2008, respectively. Based on the current estimated useful lives assigned to intangibles assets, amortization expense for fiscal 2009, 2010, 2011, 2012, and 2013 is projected to total $4,571, $4,496, $4,496, $4,237, and $3,867, respectively.

(8) Long-term debt
	June 30, 2007	June 30, 2008
Credit agreement—Revolving credit facility	$72,322	$93,224
Credit agreement—Term Note	44,663	44,100
Other	1,901	1,097

	118,886	138,421
Less current portion	(1,363)	(1,259)

	$117,523	$137,162

Credit agreements

On June 30, 2005, the Company and a group of financial institutions entered into certain credit agreements (the Credit Agreements), which included a $110,000 revolving credit facility (the Revolver), a $30,000 term loan, and a $40,000 second lien loan.

In September 2006, the Revolver was amended with total capacity totaling $125.0 million and maturity on June 30, 2010. The outstanding borrowings under the Revolver bore interest, at the Company’s option, as follows: (1) an interest rate per annum equal to the sum of (a) the greater of (i) the Prime Rate in effect on such day, and (ii) the Federal Funds Effective Rate in effect for such day plus 0.50% and (b) the applicable margin or (2) an interest rate per annum equal to the sum of (a) the product of (i) the LIBOR rate in effect for such Interest Period and (ii) the Statutory Reserves and (b) the applicable margin.

In August 2007, the Company entered into a new $44.5 million first lien term loan and with borrowings thereunder paid in full the $44.5 million balance of our then existing $45.0 million first lien term loan. The $44.5 million first lien term loan bears interest at an annual rate equal to LIBOR plus 2.0% and matures on May 31, 2011. Borrowings are collateralized by a first priority interest in and lien on all of the Company’s assets.

    In October 2007, the Revolver was amended to a $135.0 million facility, which matures on June 30, 2010. The amended Revolver includes a $10.0 million overcollateralization first drawn sub-limit that amortizes and expires on March 31, 2009. The outstanding borrowings under the $10.0 million overcollateralization first drawn sub-limit bear interest at the rate of 0.75% above the rate as defined per the terms of the September 2006 Revolver amendment. The outstanding borrowings under the Revolver’s base $125.0 million facility bear interest at the rate of LIBOR plus 1.5% or the Prime Rate plus 0.0% until September 30, 2008, and thereafter at the rate as defined per the terms of the September 2006 Revolver amendment. Borrowings remain collateralized by a first priority interest in and lien on all of the Company’s assets.

The Company utilizes cash flow hedge accounting and uses derivative financial instruments to convert a portion of its variable-rate debt to fixed-rate debt.

On April 18, 2007, the Company entered into a $43.0 million notional value swap transaction with a financial institution effective April 18, 2007. The Company receives a floating rate based on LIBOR and pays a fixed rate of 4.95%. The swap agreement terminates on June 28, 2010. As of June 30, 2008, the fair value of this swap was a net liability of $1.2 million.

    On April 18, 2007, the Company entered into a $52.0 million notional value swap transaction with a financial institution effective April 18, 2007. The Company receives a floating rate based on LIBOR and pays a fixed rate of 4.95%. The swap agreement terminates on May 7, 2010. As of June 30, 2008, the fair value of this swap was a net liability of $1.6 million.

All swap agreement fair values are recorded on the consolidated balance sheet as other assets when the fair value is a net asset or as other long-term liabilities when the fair value is a net liability. The fair values of the interest rate swap agreements were estimated based on current settlement prices and quoted market prices of comparable contracts and represent their carrying values. The Company calculated no ineffectiveness on both interest rate swap agreements at June 30, 2008. An unrealized loss of $1.7 million, net of taxes of $1.1 million, is recorded on the consolidated balance sheet as accumulated other comprehensive income (loss).

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

Interest rates ranged from 6.73% to 8.38% as of June 30, 2007 and from 1.25% to 5.00% as of June 30, 2008. Additionally, the Company is required to pay a commitment fee on the daily unused amount of the Revolver at a per annum rate of 0.25%. The credit agreements contain certain covenants that, among other things, restrict our ability to incur additional indebtedness, make certain payments, sell assets, enter into certain transactions with affiliates and create liens. Moreover, certain of these agreements require us to maintain specified financial ratios. The most restrictive covenant relates to the creation or assumption of additional indebtedness. The Company was in compliance with all financial covenants at June 30, 2008.

The Credit Agreements restrict the amount of payments that may be made by the consolidated subsidiaries of the Company to the Company. These restrictions limit the total amount of such payments to the total of $55,000 as defined in the Credit Agreements. At June 30, 2007, $85,615 or 99.4% of total net assets were restricted. At June 30, 2008, $95,724 or 99.5% of total net assets were restricted.

Summary financial data for Animal Health International, Inc. on a stand-alone basis as of June 30 of each year is as follows:

	2007	2008
Balance Sheet

Assets:
Investment in subsidiaries	$86,115	$96,224
Total assets	$86,115	$96,224

Stockholders' equity:
Common stock	243	243
Additional paid-in capital	128,367	129,704
Accumulated earnings (deficit)	(42,826)	(31,725)
Accumulated other comprehensive income (loss)	331	(1,998)
Total stockholders' equity (deficit)	86,115	96,224

Total liabilities and stockholders' equity	$86,115	$96,224

	2007	2008

Expenses of parent	$(816)	$(2,400)
Tax benefit of parent	326	960
Earnings from subsidiaries	5,718	12,541
Net income	$5,228	$11,101

	2007	2008
Statement of Cash Flows

Net loss of parent	$(490)	$(1,440)
Net cash used for operating activities	(490)	(1,440)

Investment in subsidiaries	(89,779)	1,440
Net cash provided by (used for) investing activities	(89,779)	1,440

Dividends received	54,500	—
Dividends paid	(54,500)	—
Net proceeds from issuance of common stock	90,269	—
Net cash provided by financing activities	90,269	—

Net change in cash	$—	$—

Principal payments

Scheduled principal payments for all outstanding borrowings on June 30, 2008 (including outstanding borrowings under the Credit Agreements) are as follows:

Year ending June 30:
2009	$1,259
2010	93,962
2011	43,200
2012	—
2013	—
Thereafter	—

$138,421

For the years ended June 30, 2006, 2007, and 2008, the Company paid interest of $12,332, $15,880, and $9,821, respectively.

(9) Preferred stock

As of June 30, 2008, the Company had one class of undesignated preferred stock authorized with no shares issued or outstanding. The Board of Directors of the Company may designate and issue preferred stock in one or more series. The Board of Directors can fix the rights, preferences and privileges of the shares of each series and any of its qualifications, limitations or restrictions.

In September 2006, the Company paid an aggregate dividend of $53,323 to the holders of shares of shares of our previously outstanding redeemable preferred stock and an aggregate dividend of $1,177 to the holders of shares of our common stock. A portion of the dividend on the redeemable preferred stock reduced the aggregate liquidation amount that is due to holders of outstanding redeemable preferred stock upon the liquidation, dissolution, or winding up of the Company, or, at the election of at least a majority of the shares of redeemable preferred stock, upon the closing of an extraordinary transaction, as defined in the Company’s Certificate of Incorporation.

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

(10) Related-party transactions

Effective June 30, 2005, the Company entered into an agreement with Charlesbank Capital Partners, LLC, an affiliate of the Company’s current largest stockholder, for the provision of management and advisory services. Upon the closing of the Company’s initial public offering, the Company’s agreement for management and advisory services with Charlesbank was terminated. Included in selling, general and administrative expense as a management fee was $664, $146, and $0 for the years ended June 30, 2006, 2007 and 2008, respectively.

The Company has property lease agreements with certain employees. The Company incurred related rent expense of $102, $268, and $396 during the years ended June 30, 2006, 2007, and 2008, respectively. The total future obligations outstanding at June 30, 2008, with respect to such leases are $571.

Effective October 1, 2007, the Company’s Senior Vice President and Chief Operating Officer (the COO) separated from employment with the Company. In connection with such separation, the Company and the COO entered into a Separation Agreement and Full and Final Release dated October 4, 2007, whereby the Company is obligated to pay the COO certain cash consideration, vest 50,000 of his stock options, allow him to retain the right to exercise stock options for ten years from the date of grant, pay certain of his COBRA premiums for health and welfare benefits, reimburse him for certain life and disability insurance coverage costs, and transfer title and ownership of certain assets and equipment to him. The Company’s obligations are subject to the COO’s compliance with certain post-employment restrictive covenants, which limit the COO’s ability to compete with the Company, solicit customers or employees of the Company, or divulge confidential information concerning the Company. These obligations totaled $710 and were charged to selling, general, and administrative costs in the second quarter of the year ended June 30, 2008.

(11) Employee benefit plans

The Company has a defined contribution 401(k) savings plan (the Plan) that covers eligible employees. Company contributions to this plan are made based on the Company’s attainment of certain earnings goals. The Company may also make discretionary contributions to the Plan. Total Company contributions to the Plan were $214 for the year ended June 30, 2006, $534 for the year ended June 30, 2007, and $381 for the year ended June 30, 2008.

(12) Income taxes

Income taxes have been provided as follows:

	Year ended June 30,
	2006	2007	2008
Current income tax expense:
Federal tax expense	$5,878	$4,963	$6,015
State and other tax expense	940	822	1,029
Foreign tax expense	429	110	1,552

	7,247	5,895	8,596
Deferred income tax benefit	(3,705)	(1,938)	(1,188)

Total income tax expense	$3,542	$3,957	$7,408

 Deferred taxes consist of the following:

	June 30,
	2007	2008
Deferred tax assets:
Accounts receivable	$300	$380
Accrued liabilities	2,403	2,057
Merchandise inventories	672	724
Stock Options	—	285
Swaps	—	1,093
Deferred lease incentives	752	627

Total deferred tax assets	4,127	5,166

Deferred tax liabilities:
Prepaid expenses	(226)	(478)
Property, plant, and equipment	(550)	(984)
Intangible assets	(24,901)	(27,304)

Total deferred tax liabilities	(25,677)	(28,766)

Net deferred tax assets (liabilities)	$(21,550)	$(23,600)

 Deferred tax assets are recognized for the estimated future tax effects of deductible temporary differences.  As of June 30, 2007 and 2008, the Company has not recorded a valuation allowance as the Company believes it is more likely than not that the deferred tax assets will be realized.

A reconciliation of income taxes computed at statutory rates to the reported income tax expense from continuing operations is as follows:

	Year ended June 30,
	2006	2007	2008
Income tax expense computed at federal statutory rate	$3,825	$3,215	$6,477
State taxes, net of federal benefit	71	495	726
Permanent items and other	(354)	247	205

Total income tax expense	$3,542	$3,957	$7,408

For the years ended June 30, 2006, 2007, and 2008, the Company paid income taxes of $3,709, $9,157, and $7,942 respectively.

As of June 30, 2008, the Company has not provided for U.S. federal income taxes on earnings of its Canadian subsidiaries of $4,896 as these earnings are considered permanently invested.

As of June 30, 2008, the Company has open tax years for Federal purposes back to June 2005.  For state purposes, the open tax years typically go back to June 2005 as well, although some states remain open back to June 2004.

(13) Commitments and contingencies

The Company leases certain vehicles, computer equipment and facilities under noncancelable operating leases that expire in various years through 2018. Future minimum lease payments by year and in the aggregate, under noncancelable operating leases with initial or remaining terms of one year or more, consist of the following at June 30, 2008:

Operating leases
Year ending June 30:
2009	$4,805
2010	4,129
2011	3,454
2012	2,834
2013	2,489
Thereafter	3,042

Total minimum lease payments	$20,753

    Rental expense for the years ended June 30, 2006, 2007, and 2008 was $4,639, $5,266, and $6,494 respectively.

The Company is involved in various matters of litigation arising in the normal course of business. In July 2007, the Company paid $1,650 to settle a dispute with a former vendor. This amount was charged to selling, general, and administrative costs and accrued for at June 30, 2007. In addition, the Company has had an ongoing dispute with a competitor regarding a patent infringement matter. In 2006, the Company established a $2,500 reserve for this dispute within accrued liabilities and charged the amount against selling, general, and administrative costs. Although the ultimate liability from this dispute and other existing or potential claims cannot be ascertained, management does not anticipate that any related outcomes would have a materially adverse effect on the Company’s financial position, operating results or cash flows.

 (14) Quarterly financial data (unaudited)
	September 30,	December 31,	March 31,	June 30,
(in thousands, except per share data)	2006	2006	2007	2007
Net sales	$145,702	$170,279	$153,874	$159,679
Gross profit	27,054	37,251	29,046	28,186
Income before income taxes	1,444	7,320	236	185
Net income (loss)	$901	$4,399	$109	$(181)
Net income (loss) available to common shareholders	$(52,422)	$652	$(95,433)	$(181)
Earnings (loss) per share:
Basic	$(23.22)	$0.29	$(5.71)	$(0.01)
Diluted	$(23.22)	$0.29	$(5.71)	$(0.01)
Weighted average shares outstanding:
Basic	2,258	2,258	16,727	24,330
Diluted	2,258	2,258	16,727	24,330

	September 30,	December 31,	March 31,	June 30,
	2007	2007	2008	2008
Net sales	$164,365	$203,230	$170,650	$178,297
Gross profit	28,631	39,904	32,835	35,687
Income before income taxes	1,709	9,477	3,092	4,231
Net income	$1,021	$5,547	$1,877	$2,656
Net income available to common shareholders	$1,021	$5,547	$1,877	$2,656
Earnings per share:
Basic	$0.04	$0.23	$0.08	$0.11
Diluted	$0.04	$0.23	$0.08	$0.11
Weighted average shares outstanding:
Basic	24,330	24,330	24,330	24,330
Diluted	24,330	24,372	24,373	24,330

Exhibit index

Number	Description

3.1(1)	Form of Fourth Amended and Restated Certificate of Incorporation of Animal Health International, Inc.

3.2(1)	Form of Amended and Restated By-laws of Animal Health International, Inc.

4.1(2)	Specimen Stock Certificate

10.1(3)	Livestock Products Agreement entered into on May 23, 2007 and effective as of December 23, 2006 by and between Pfizer Inc. and Walco International, Inc.

10.2(4)	Livestock Products Agreement entered into on April 3, 2008 and effective as of December 22, 2007 by and between Pfizer Inc. and Walco International, Inc.

10.3(1)	Amended and Restated Credit Agreement, dated September 2006, by and among Animal Health International, Inc., each of the credit parties party thereto, each of the financial institutions party thereto, JPMorgan Chase Bank, N.A., as administrative agent for the Lenders and General Electric Capital Corporation as documentation agent for the lenders

10.4(5)
Second Amended and Restated Credit Agreement, dated October 2007, by and among Walco International, Inc., each of the credit parties party thereto, each of the financial institutions party thereto, JPMorgan Chase Bank, N.A., as administrative agent for the Lenders and General Electric Capital Corporation as documentation agent for the lenders

10.5(1)	Term Loan Agreement, dated September 2006, by and among Animal Health International, Inc., each of the credit parties party thereto and Wilmington Trust, as administrative agent for the lenders

10.6	Term Loan Agreement, dated August 10, 2007, by and among Animal Health International, Inc., each of the credit parties party thereto and Wells Fargo Bank, National Association, as administrative agent for the lenders

10.7(2)	2007 Stock Option and Incentive Plan

10.8(2)	Form of Incentive Stock Option Agreement under the 2007 Stock Option and Incentive Plan

10.9(2)	Form of Non-Qualified Stock Option Agreement under the 2007 Stock Option and Incentive Plan for Company Employees

10.10(2)	Form of Deferred Stock Unit Award under the 2007 Stock Option and Incentive Plan

10.11(2)	Form of Restricted Stock Award Agreement under the 2007 Stock Option and Incentive Plan

10.12(1)	Employment Agreement between Animal Health International, Inc. and James Robison, dated as of May 1, 1997

10.13(1)	Amendment No. 1 to Employment Agreement between Animal Health International, Inc. and James Robison dated as of June 30, 2005

10.14(7)	Amendment No. 2 to Employment Agreement between Animal Health International, Inc. and James Robison, dated as of May 7, 2008

10.15(6)	Non-Compete Agreement between Walco International, Inc. and Kathy Hassenpflug dated as of March 10, 2000

10.16(6)	Non Competition Addendum between Walco International, Inc. and Kathy Hassenpflug dated as of September 30, 2005

10.17(1)	Employment Agreement between Animal Health International, Inc. and William Lacey, dated as of August 15, 2003

10.18(1)	Amendment No. 1 to Employment Agreement between Animal Health International, Inc. and William Lacey, dated as of June 30, 2005

10.19(1)	Employment Agreement between Animal Health International, Inc. and Damian Olthoff, dated as of April 1, 2006

10.20(1)	Employment Agreement between Animal Health International, Inc. and Greg Eveland, dated as of September 1, 1997

10.21(1)	Amendment No.1 to Employment Agreement between Animal Health International, Inc. and Greg Eveland, dated as of June 30, 2005

10.22(8)	Separation Agreement and Full Release, dated as of October 4, 2007, between Animal Health International, Inc., Walco International, Inc., and Greg Eveland

10.23(1)	Form of Indemnification Agreement between Animal Health International, Inc. and each of its Directors and Executive Officers

10.24(6)	Amended and Restated Plan for Compensation of Non-Employee Directors

10.25(2)	Non-Employee Directors' Deferred Compensation Program

21.1	List of Subsidiaries

23.1	Consent of KPMG LLP

24.1	Powers of Attorney (included on signature page hereto)

31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by James C. Robison, Chief Executive Officer, President and Director

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by William F. Lacey, Chief Financial Officer

32.1	Section 1350 Certifications, executed by James C. Robison, Chief Executive Officer, President and Director, and William F. Lacey, Chief Financial Officer

(1)	Incorporated by reference to Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-137656) filed on December 13, 2006

(2)	Incorporated by reference to Amendment No. 4 to our Registration Statement on Form S-1 (File No. 333-137656) filed on January 16, 2007

(3)	Incorporated by reference to our Current Report on Form 8-K filed on May 30, 2007

(4)	Incorporated by reference to our Current Report on Form 8-K filed on April 7, 2008

(5)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on February 7, 2008

(6)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on November 7, 2007

(7)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on May 8, 2008

(8)	Incorporated by reference to our Current Report on Form 8-K filed on October 5, 2007