Form 10-Q
period 2008-09-30
Animal Health International, Inc.
filed 2008-11-04
CIK 1372813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer   ☐     Accelerated Filer   ☒     Non-Accelerated Filer   ☐  Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

As of October 21, 2008, 24,329,670 shares of the registrant’s common stock were outstanding.

 ANIMAL HEALTH INTERNATIONAL, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

 PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Financial Statements

 ANIMAL HEALTH INTERNATIONAL, INC.
Consolidated Balance Sheets
(In thousands, excluding share information)
 (Unaudited)
	June 30, 2008	September 30, 2008
Assets
Current assets:
Cash and cash equivalents	$2,452	$3,260
Accounts receivable, net	84,549	91,428
Current portion of notes receivable	608	495
Income tax receivable	1,167	664
Merchandise inventories, net	98,847	113,464
Deferred income taxes	2,682	2,849
Prepaid expenses	1,657	1,367
Total current assets	191,962	213,527

Noncurrent assets:
Notes receivable, net of current portion	511	445
Property, plant, and equipment, net	17,096	17,197
Goodwill	82,642	82,747
Customer relationships	31,428	30,577
Noncompete agreements	4,636	4,262
Trademarks and trade names	33,170	33,170
Debt issue costs and other assets, net of accumulated amortization of $1,289 and $1,457, respectively	3,854	3,196
Total assets	$365,299	$385,121

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$86,213	$104,333
Accrued liabilities	13,879	11,511
Current portion of long-term debt	1,259	1,256
Total current liabilities	101,351	117,100

Noncurrent liabilities:
Long-term debt, net of current portion	137,162	141,537
Deferred lease incentives	1,437	1,425
Deferred income taxes	26,282	25,724
Other long-term liabilities	2,843	2,742
Total liabilities	$269,075	$288,528

Commitments and contingencies (note 13)

Stockholders’ equity:
Preferred stock, par value $0.01 per share. Authorized 10,000,000 shares, issued and outstanding 0 shares	—	—
Common stock, par value $0.01 per share. Authorized 90,000,000 shares, issued and outstanding 24,329,670 shares	243	243
Additional paid-in capital	129,704	130,038
Accumulated deficit	(31,725)	(31,441)
Accumulated other comprehensive income (loss)	(1,998)	(2,247)
Total stockholders’ equity	96,224	96,593

Total liabilities and stockholders’ equity	$365,299	$385,121

See accompanying Notes to Unaudited Consolidated Financial Statements.

 ANIMAL HEALTH INTERNATIONAL, INC.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,
	2007	2008
Net sales	$164,365	$169,023
Costs and expenses:
Direct cost of products sold (excludes depreciation and amortization)	135,734	138,723
Salaries, wages, commissions, and related benefits	12,218	14,331
Selling, general, and administrative	10,699	11,287
Depreciation and amortization	1,645	2,076
Operating income	4,069	2,606
Other income (expense):
Other income	287	229
Interest expense	(2,647)	(2,334)
Income before income taxes	1,709	501
Income tax expense	(688)	(217)
Net income	$1,021	$284
Net income available to common shareholders	$1,021	$284

Earnings per common share:
Basic	$0.04	$0.01
Diluted	$0.04	$0.01
Weighted average shares outstanding:
Basic	24,330	24,330
Diluted	24,330	24,330

See accompanying Notes to Unaudited Consolidated Financial Statements.

ANIMAL HEALTH INTERNATIONAL, INC.
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended September 30,
	2007	2008
Net income	$1,021	$284

Other comprehensive income (loss):
Unrealized gain (loss) on derivative instrument, net of tax	(1,053)	61
Foreign currency translation adjustment	373	(310)

Total comprehensive income	$341	$35

See accompanying Notes to Unaudited Consolidated Financial Statements.

ANIMAL HEALTH INTERNATIONAL, INC.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	September 30,
	2007	2008
Cash flows from operating activities:
Net income	$1,021	$284
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	1,645	2,076
Amortization of debt issue costs	384	168
Bad debt expense	517	(264)
Stock option expense	235	334
Gain on sale of equipment	(156)	(73)
Deferred income taxes	(25)	(764)
Changes in operating assets and liabilities:
Accounts receivable	(10,701)	(6,531)
Merchandise inventories	(17,174)	(14,988)
Income taxes receivable/payable	644	707
Prepaid expenses	589	284
Accounts payable	24,339	16,496
Accrued liabilities and other	(4,295)	(1,116)

Net cash used for operating activities	(2,977)	(3,387)

Cash flows from investing activities:
Purchase of property, plant, and equipment	(1,255)	(1,105)
Disposition (purchase) of other assets	(55)	135
Purchase price adjustments	(5)	(105)
Proceeds from sale of equipment	929	237
Net changes in notes receivable	2	415

Net cash used for investing activities	(384)	(423)

Cash flows from financing activities:
Borrowings of long-term debt	44,550	—
Repayment of long-term debt	(44,861)	(319)
Net borrowings under revolving credit facilities	4,186	4,691
Debt issue costs	(116)	(39)
Change in overdraft balances	(716)	340

Net cash provided by financing activities	3,043	4,673

Effect of exchange rate changes on cash and cash equivalents	193	(55)

Net increase (decrease) in cash and cash equivalents	(125)	808

Cash and cash equivalents, beginning of period	7,751	2,452

Cash and cash equivalents, end of period	$7,626	$3,260

See accompanying Notes to Unaudited Consolidated Financial Statements.

 ANIMAL HEALTH INTERNATIONAL, INC.
Notes to consolidated financial statements
(Dollars in thousands, except share and per share data)
(Unaudited)

(1) Organization

Animal Health International, Inc. (the Company) was incorporated in Delaware in May 2005. Through its wholly owned subsidiaries, Walco International, Inc. and Kane Veterinary Supplies, Ltd. (Kane), the Company’s primary business activity is the sale and distribution of animal health products, supplies, services and technology through operating divisions located throughout the United States, Canada and Taiwan.

(2) Summary of significant accounting policies

(a) Basis of consolidation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly, in all material respects, the results of the Company for the periods presented. These consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s audited financial statements for the year ended June 30, 2008 in the Company’s Annual Report on Form 10-K. The results of operations for the three months ended September 30, 2008 are not necessarily indicative of results to be expected for the entire fiscal year.

(b) Rebates

Vendor rebates range from one-time purchase opportunities to sales-related programs that last a month, a quarter, a trimester, or the entire calendar year. Inventory purchase rebates received are capitalized into inventory, while sales-related rebates are recorded as a reduction of direct cost of products sold.

(c) Stock options

Concurrent with the effective date of its initial public offering, the Company issued options to purchase an aggregate of 749,300 shares under terms established by the 2007 Stock Option and Incentive Plan, which was approved by stockholders in January 2007. The Company also issued options to purchase 9,500 shares in May 2007, and an additional 750,000 shares in November 2007. The Company reserved 2,500,000 shares of its common stock for the issuance of awards under the 2007 Stock Option and Incentive Plan. The options vest over a four-year period, carry a ten-year term, and have an exercise price of $11.00 per share for the initial 749,300 shares, $13.53 per share for the 9,500 shares granted in May 2007, and $11.47 per share for the 750,000 shares granted in November 2007. The options issued are incentive stock options, which are not performance-based and vest with continued employment. Unexercised options may be forfeited in the event of termination of employment. Options to purchase 203,200 shares were vested and had a weighted average exercise price of $11.03, but no options were exercised as of September 30, 2008.  There were 1,130,700 options to purchase shares remaining available for future issuance at September 30, 2008.

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

Total compensation expense for these options is $5,347 including the following amounts charged or to be charged to compensation expense each year ended June 30 over each four-year vesting period: $224 in 2007, $1,342 in 2008, $1,337 in 2009, $1,337 in 2010, $855 in 2011, and $252 in 2012.  For the three months ended September 30, 2007 and 2008, compensation expense related to these options totaled $235 and $334, respectively. The weighted average remaining contract term for these options was 8.8 years at September 30, 2008.

A summary of stock option activity is as follows:

	Options	Weighted Average Exercise Prices	Weighted Average Fair Value at Grant Date
Balance at July 1, 2008	1,409,675	$11.27	4.38
Granted	—	—	—
Exercised	—	—	—
Forfeited	(40,375)	11.29	4.37

Balance at September 30, 2008	1,369,300	$11.27	$4.38

Intrinsic value for stock options is defined as the difference between the current market value and the exercise price. The exercise price of stock options outstanding and exercisable at September 30, 2008 exceeded the market value, and therefore, the aggregate intrinsic value for these stock options was $0 at September 30, 2008.

(d) Earnings per share

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted earnings per share, the basic weighted average number of shares is increased by the dilutive effect of stock options determined using the treasury stock method. The components of basic and diluted earnings per share are as follows (in thousands, except per share amounts):

	Three Months Ended September 30,
	2007	2008
Net income available to common shareholders	$1,021	$284
Basic weighted average shares outstanding	24,330	24,330
Dilutive effect of stock options	—	—

Diluted weighted average shares outstanding	24,330	24,330

Basic earnings per share	$0.04	$0.01

Diluted earnings per share	$0.04	$0.01

All common stock equivalents are excluded from diluted earnings per share in the three month periods ended September 30, 2007 and 2008, as they were anti-dilutive.

(e) Effect of recently issued accounting pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position 157-2 (FSP 157-2), Effective Date of FASB Statement No. 157. Under the terms of FSP 157-2, the provisions of SFAS 157 were adopted on a prospective basis for financial instruments in the first quarter of fiscal 2009. Those provisions relate to financial assets and liabilities carried at fair value and fair value disclosures related to financial assets and liabilities. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. There are three levels of inputs to fair value measurements:  Level 1, meaning the use of quoted prices for identical instruments in active markets; Level 2, meaning the use of quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable; and Level 3, meaning the use of unobservable inputs. Observable market data should be used when available. The provisions of SFAS 157 for nonfinancial assets and nonfinancial liabilities will be adopted, when required, in the first quarter of fiscal 2010. The provisions adopted in the first quarter of fiscal 2009 had no impact upon the Company’s consolidated financial statements.  The Company is currently assessing the impact of provisions to be adopted in fiscal 2010.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—an Amendment of FASB Statement 115. The statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Most of the provisions of this statement apply only to entities that elect the fair value option; however, the amendment to FASB Statement 115, applies to all entities with available-for-sale and trading securities. SFAS 159 became effective for the Company in the first quarter of fiscal 2009, and its adoption had no impact upon the Company’s consolidated financial statements.

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

(3) Acquisitions

In connection with the acquisition of certain assets of Farm City Animal Supply, Inc. during the second fiscal quarter of 2007, $105 in cash was paid during the quarter ended September 30, 2008, as an earn-out payment to certain selling stockholders of Farm City Animal Supply, Inc. The earn-out payment was accounted for as goodwill.

In October 2007, the Company acquired all of the outstanding stock of Kane for $22,184 in cash (plus $1,017 in direct acquisition costs). In addition, the Company is obligated to make additional cash payments to certain selling stockholders if certain performance targets are met through October 2010. Substantially all of these contingent payments, if any, will be accounted for as goodwill when and if earned. Kane is based in Edmonton, Canada, and is a leading distributor of animal health products in both the production and companion animal markets. The fair values of the assets and liabilities assumed at the date of the acquisition of Kane included $5,169 of accounts receivable, $9,779 of inventories, $9,008 of goodwill, $1,824 of customer relationships, $1,112 of noncompete agreements, $4,772 of trademarks and trade names, $7,500 of accounts payable, and $2,018 of deferred income taxes, together with smaller amounts of other assets and liabilities.

The Company’s acquisitions serve to further the Company’s strategy to access additional product lines, sales representatives, customer opportunities, manufacturer relationships and sales territories. The results of operations for Kane were included in the Company’s consolidated results of operations beginning with the date of the acquisition.

(4) Accounts receivable, net

	June 30, 2008	September 30, 2008
Trade accounts receivable	$75,141	$81,229
Vendor rebate receivables	10,296	9,846
Other receivables	269	1,019

	85,706	92,094
Less allowance for doubtful accounts	(1,157)	(666)

Accounts receivable, net	$84,549	$91,428

(5) Notes receivable

	June 30, 2008	September 30, 2008
Note receivable from Sparhawk Laboratories, Inc.	$325	$248
Other notes receivable	794	692

	1,119	940
Less current portion of notes receivable	(608)	(495)

Notes receivable	$511	$445

(6) Property, plant, and equipment, net

	June 30, 2008	September 30, 2008
Land	$3,540	$3,471
Buildings and improvements	4,525	4,404
Leasehold improvements	3,655	3,666
Construction in progress	112	—
Equipment:
Warehouse	2,234	2,169
Automotive	6,525	6,809
Office/software	3,995	4,788

	24,586	25,307
Less accumulated depreciation	(7,490)	(8,110)

Property, plant, and equipment, net	$17,096	$17,197

Depreciation expense was $747 and $851 for the three months ended September 30, 2007 and 2008, respectively.

(7) Goodwill and other intangible assets

	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
June 30, 2008:
Goodwill	Indefinite	$82,642	$—	$82,642
Customer relationships	12 years	40,578	(9,150)	31,428
Noncompete agreements	2-5 years	6,407	(1,771)	4,636
Trademarks and trade names	Indefinite	33,170	—	33,170

		$162,797	$(10,921)	$151,876

September 30, 2008:
Goodwill	Indefinite	$82,747	$—	$82,747
Customer relationships	12 years	40,578	(10,001)	30,577
Noncompete agreements	2-5 years	6,245	(1,983)	4,262
Trademarks and trade names	Indefinite	33,170	—	33,170

		$162,740	$(11,984)	$150,756

Amortization expense related to intangible assets totaled $898 and $1,225 for the three months ended September 30, 2007 and 2008, respectively. Based on the current estimated useful lives assigned to intangibles assets, amortization expense for fiscal 2009, 2010, 2011, 2012, and 2013 is projected to total $4,571, $4,496, $4,496, $4,237, and $3,867, respectively.

(8) Long-term debt

	June 30, 2008	September 30, 2008
Credit agreement—Revolving credit facility	$93,224	$97,915
Credit agreement—Term Note	44,100	43,988
Other	1,097	890

	138,421	142,793
Less current portion	(1,259)	(1,256)

	$137,162	$141,537

On June 30, 2005, the Company and a group of financial institutions entered into certain credit agreements (the Credit Agreements), which included a $110,000 revolving credit facility (the Revolver), and other loans that have subsequently been paid in full.

In September 2006, the Revolver was amended with total capacity totaling $125,000 and maturity on June 30, 2010. The outstanding borrowings under the Revolver bore interest, at the Company’s option, as follows: (1) an interest rate per annum equal to the sum of (a) the greater of (i) the Prime Rate in effect on such day, and (ii) the Federal Funds Effective Rate in effect for such day plus 0.50% and (b) the applicable margin or (2) an interest rate per annum equal to the sum of (a) the product of (i) the LIBOR rate in effect for such Interest Period and (ii) the Statutory Reserves and (b) the applicable margin.

In October 2007, the Revolver was amended to a $135,000 facility, which matures on June 30, 2010. The amended Revolver includes a $10,000 overcollateralization first drawn sub-limit that amortizes and expires on March 31, 2009. The outstanding borrowings under the $10,000 overcollateralization first drawn sub-limit bear interest at the rate of 0.75% above the rate as defined per the terms of the September 2006 Revolver amendment. The outstanding borrowings under the Revolver’s base $125,000 facility bear interest at the rate of LIBOR plus 1.5% or the Prime Rate plus 0.0% until September 30, 2008, and thereafter at the rate as defined per the terms of the September 2006 Revolver amendment. Borrowings remain collateralized by a first priority interest in and lien on all of the Company’s assets.  At September 30, 2008, the Company’s availability under the Revolver totaled $31,827.

The first lien term loan bears interest at an annual rate equal to LIBOR plus 2.0% and matures on May 31, 2011 (Term Note). Borrowings are collateralized by a first priority interest in and lien on all of the Company’s assets.

The Company utilizes cash flow hedge accounting and uses derivative financial instruments to convert a portion of its variable-rate debt to fixed-rate debt.

On April 18, 2007, the Company entered into a $43,000 notional value swap transaction with a financial institution effective April 18, 2007. The Company receives a floating rate based on LIBOR and pays a fixed rate of 4.95%. The swap agreement terminates on June 28, 2010. As of September 30, 2008, the fair value of this swap was a net liability of $1,185.

On April 18, 2007, the Company entered into a $52,000 notional value swap transaction with a financial institution effective April 18, 2007. The Company receives a floating rate based on LIBOR and pays a fixed rate of 4.95%. The swap agreement terminates on May 7, 2010. As of September 30, 2008, the fair value of this swap was a net liability of $1,557.

All swap agreement fair values are recorded on the consolidated balance sheet as other assets when the fair value is a net asset or as other long-term liabilities when the fair value is a net liability. The fair values of the interest rate swap agreements were estimated based on current settlement prices and quoted market prices of comparable contracts and represent their carrying values. The Company recorded no ineffectiveness on both interest rate swap agreements at September 30, 2008. An unrealized loss of $1,645, net of taxes of $1,097, is recorded on the consolidated balance sheet as accumulated other comprehensive income (loss).

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

The Credit Agreements contain certain covenants that, among other things, restrict our ability to incur additional indebtedness, make certain payments, sell assets, enter into certain transactions with affiliates and create liens. Moreover, certain of these agreements require us to maintain specified financial ratios.  The most restrictive covenant relates to the creation or assumption of additional indebtedness. The Company was in compliance with all financial covenants at September 30, 2008.

(9) Financial instruments

As of July 1, 2008, the Company adopted on a prospective basis certain required provisions of SFAS 157, as amended by FSP 157-2.

Information about the financial assets and liabilities of the Company is as follows:

		Fair Value
	September 30, 2008	Level 1	Level 2	Level 3
Financial assets:
Current portion of notes receivable at cost	$495
Notes receivable, net of current portion, at cost	445
Total	$940

Financial liabilities at fair value:
Other long-term liabilities (interest rate swaps)
$43,000 notional interest rate swap	$1,185	$—	$1,185	$—
$52,000 notional interest rate swap	1,557	—	1,557	—
Total	$2,742	$—	$2,742	$—

Financial liabilities carried at historical proceeds:
Current portion of long-term debt	$1,256
Long-term debt, net of current portion	141,537
Total	$142,793

(10) Preferred stock

As of September 30, 2008, the Company had one class of undesignated preferred stock authorized with no shares issued or outstanding. The Board of Directors of the Company may designate and issue preferred stock in one or more series. The Board of Directors can fix the rights, preferences and privileges of the shares of each series and any of its qualifications, limitations or restrictions.

(11) Related-party transactions

The Company has property lease agreements with certain employees. The Company incurred related rent expense of $99 and $84 for the three months ended September 30, 2007 and 2008, respectively. The total future obligations outstanding at September 30, 2008, with respect to such leases are $504.

(12) Income taxes

The Company’s effective tax rate was 40.3% and 43.3% for the three months ended September 30, 2007 and 2008, respectively. The increase in the effective tax rate in the three months ended September 30, 2008, as compared to the same period in the prior year was attributable to small adjustments in the first quarter of 2009 that magnified the effective tax rate for a period with relatively low pre-tax income.

At September 30, 2008, there were no material unrecognized tax benefits. In addition, there were no accruals for the payment of interest and penalties related to income tax liabilities at September 30, 2008. The Company recognizes potential interest and penalties related to unrecognized tax benefits in income tax expense. The Company files numerous income tax returns in various jurisdictions including U.S. Federal, state, and foreign jurisdictions. The Company is subject to U.S. Federal income tax examinations for fiscal years dating back to June 2005. For state purposes, the open years typically date back to June 2005, although some states remain open back to June 2004.

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

Forward Looking Statements

This Quarterly Report on Form 10-Q (Form 10-Q) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In particular, statements contained in the Form 10-Q, including but not limited to, statements regarding the Company’s future results of operations and financial position, business strategy and plan prospects, projected revenue or costs and objectives of management for future operations, are forward-looking statements. These statements relate to the Company’s future plans, objectives, expectations and intentions and may be identified by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipate,” “intends,” “target,” “projects,” “contemplates,” “believe,” “estimates,” “predicts,” “potential,” and “continue,” or the negative of these terms or other similar words. These statements are only predictions. We have based these forward looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, results of operations and financial condition. The outcome of the events described in these forward looking statements is subject to risks, uncertainties and other factors described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended June 30, 2008. Accordingly, you should not rely upon forward looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward looking statements will be achieved or occur, and actual results could differ materially from those projected in the forward looking statements. The forward looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

Overview

The Company, through its operating subsidiaries, sells more than 40,000 products sourced from over 1,500 manufacturers to over 65,000 customers, as well as provides consultative services to customers in the highly fragmented animal health products industry. Products the Company distributes include pharmaceuticals, vaccines, parasiticides, diagnostics, capital equipment, sanitizers, devices and supplies. The Company’s principal customers are veterinarians, production animal operators and animal health product retailers. The Company’s strategy is to become the leading worldwide provider of animal health products and services through (i) organic growth, (ii) expansion of its sales of proprietary products, (iii) improved operational efficiencies, and (iv) select acquisitions.

The Company’s growth has primarily derived from internal growth initiatives supported by select strategic acquisitions. Key factors and trends that have affected and the Company believes will continue to affect its operating results include:

•	fluctuations in commodity prices;

•	overall growth in the industry;

•	consolidation by the Company’s customers in the dairy industry;

•	the Company’s ability to negotiate favorable terms from our manufacturers;

•	increased focus on companion animal products;

•	changes in customer preferences; and

•	the impact of general economic trends on our business.

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

Results of Operations

The following table summarizes the historical results of operations for the three months ended September 30, 2007 and 2008, in dollars and as a percentage of net sales. The Company’s gross profit may not be comparable to other entities, since some entities include all of the costs related to their distribution network in cost of goods sold and others, like us, report non-direct costs instead in selling, general, and administrative expenses, and salaries, wages, commissions, and related benefits.

Summary consolidated results of operations table

	Three Months Ended September 30,
(in thousands, except number of representatives)	2007	2008
Net sales	$164,365	$169,023
Direct cost of products sold (excludes depreciation and amortization)	135,734	138,723

Gross profit	28,631	30,300

Selling, general, and administrative expenses (includes salary, wages, commission, and related benefits)	22,917	25,618
Depreciation and amortization	1,645	2,076

Operating income	4,069	2,606
Other income (expense):
Interest expense	(2,647)	(2,334)
Other income	287	229

Income before income taxes	1,709	501
Income tax expense	(688)	(217)

Net income	$1,021	$284

Net sales	100.0%	100.0%
Direct cost of products sold (excludes depreciation and amortization)	82.6%	82.1%

Gross profit	17.4%	17.9%

Selling, general, and administrative expenses (includes salary, wages, commission, and related benefits)	13.9%	15.1%
Depreciation and amortization	1.0%	1.2%

Operating income	2.5%	1.6%
Other income (expense)
Interest expense	(1.6)%	(1.4)%
Other income	0.1%	0.1%

Income before income taxes	1.0%	0.3%
Income tax expense	(0.4)%	(0.1)%

Net income	0.6%	0.2%

Other data:
Field sales representatives	231	240

Three months ended September 30, 2008 compared to three months ended September 30, 2007

Net sales. Net sales increased $4,658, or 2.8%, to $169,023 for the three months ended September 30, 2008, from $164,365 for the three months ended September 30, 2007. The increase in net sales was primarily attributable to $11,324 from the acquisition of Kane in the second quarter of fiscal 2008, and was partially offset by lower spending by production animal customers whose profits have been constrained by fluctuating commodity prices.  The number of field sales representatives increased to 240 as of September 30, 2008, from 231 as of September 30, 2007.

Gross profit. Gross profit increased $1,669, or 5.8%, to $30,300 for the three months ended September 30, 2008, from $28,631 for the three months ended September 30, 2007. Gross profit as a percentage of sales was 17.9% for the three months ended September 30, 2008, compared to 17.4% for the three months ended September 30, 2007. The increase in gross profit resulted from sales growth and higher gross profit margins partially offset by higher freight costs.

Selling, general, and administrative expenses. Selling, general, and administrative expenses increased to $25,618 for the three months ended September 30, 2008, from $22,917 for the three months ended September 30, 2007. The increase was the result of an increase in variable selling and distribution expenses driven by sales volume combined with costs associated with Kane and higher fuel costs. These factors drove an increase in selling, general and administrative expenses as a percent of sales from 13.9% for the three months ended September 30, 2007, to 15.1% for the three months ended September 30, 2008.

Depreciation and amortization. Depreciation and amortization increased from $1,645 for the three months ended September 30, 2007, to $2,076 for the three months ended September 30, 2008. The increase results primarily from increased amortization of intangible assets driven by purchase price allocations for the acquisition of Kane.

Other expenses. Other expenses decreased $255, or 10.8%, to $2,105 for the three months ended September 30, 2008, from $2,360 for the three months ended September 30, 2007. The decrease in other expenses was due to a decrease in interest expense of $313 to $2,334 in the three months ended September 30, 2008, as compared to $2,647 in the three months ended September 30, 2007. This decrease was due to lower interest rates than in the prior year.

Income tax expenses. Income tax expense decreased $471, or 68.5%, to $217 for the three months ended September 30, 2008, from $688 for the three months ended September 30, 2007. The effective tax rate was 43.3% and 40.3% for the three months ended September 30, 2008 and 2007, respectively. This increase in the effective tax rate was attributable to small adjustments in the first quarter of 2009 that magnified the effective tax rate for a period with relatively low pre-tax income.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash flows generated from operations and borrowings under the Company’s revolving credit facility. Funds are expended to provide working capital that enables the Company to maintain adequate inventory levels to promptly fulfill customer needs and expand operations. The Company expects its capital resources to be sufficient to meet anticipated cash needs for at least the next twelve months, and it expects cash flows from operations to be sufficient to reduce outstanding borrowings under the Company’s revolving credit agreement.

Operating activities.  For the three months ended September 30, 2008, net cash used for operating activities was $3,387, and was attributable to $284 in net income and $2,241 of non-cash costs offset by an increase in working capital of $5,912. The non-cash costs included $2,076 of depreciation and amortization. The change in working capital included an increase in inventory of $14,988, an increase in accounts receivable of $6,531, and a decrease in accrued liabilities of $1,116, all partially offset by an increase in accounts payable of $16,496. The increase in inventory was due to inventory purchases in anticipation of increased fall sales volume which drove the corresponding increase in accounts payable. The increase in accounts receivable resulted from strong sales at the close of the quarter that converted to cash early in the second quarter.  While accounts receivable and inventory levels as a percentage of sales were higher at September 30, 2008, the Company expects to manage these balances back to historical norms.  The decrease in accrued liabilities resulted primarily from the payment of accrued management bonuses. For the three months ended September 30, 2007, net cash used for operating activities was $2,977, and was attributable to $1,021 in net income and $2,625 of non-cash costs offset by an increase in working capital of $6,623. The non-cash costs included $1,645 of depreciation and amortization and $384 of debt issue cost amortization. The debt issue cost amortization includes the write-off of $267 of debt issue costs resulting from the August 2007 refinancing of the term loan debt. The change in working capital included an increase in inventory of $17,174, an increase in accounts receivable of $10,701, and a decrease in accrued liabilities of $4,295, all partially offset by an increase in accounts payable of $24,339. The increase in inventory resulted from a rise in inventory purchases that drove the corresponding increase in accounts payable. The increase in accounts receivable resulted from strong sales at the close of the quarter that converted to cash early in the second quarter. The decrease in accrued liabilities resulted primarily from the payment of accrued non-recurring legal expenses related to the settlement of a dispute with a vendor and the payment of accrued professional fees and management bonuses.

Investing activities.  For the three months ended September 30, 2008, net cash used for investing activities was $423, and was primarily attributable to $1,105 of purchases of property, plant and equipment offset by $415 of changes in notes receivable and $237 of proceeds from the sale of equipment. For the three months ended September 30, 2007, net cash used for investing activities was $384, and was primarily attributable to $1,255 of purchases of property, plant and equipment offset by $929 of proceeds from the sale of equipment.

Financing activities.  For the three months ended September 30, 2008, net cash provided by financing activities was $4,673, and was primarily attributable to net borrowings from revolving credit facilities totaling $4,691. For the three months ended September 30, 2007, net cash provided by financing activities was $3,043, and was primarily attributable to net borrowings from the revolving credit facility totaling $4,186 that were partially offset by an unfavorable change in overdraft balances of $716. Also during these three months, the $44,550 balance of the $45,000 first lien term note was paid in full with the proceeds from the new Term Note.

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

In October 2007, the Revolver was amended to a $135,000 facility, which matures on June 30, 2010. The amended Revolver includes a $10,000 overcollateralization first drawn sub-limit that amortizes and expires on March 31, 2009. The outstanding borrowings under the $10,000 overcollateralization first drawn sub-limit bear interest at the rate of 0.75% above the rate as defined per the terms of the September 2006 Revolver amendment. The outstanding borrowings under the Revolver’s base $125,000 facility bear interest at the rate of LIBOR plus 1.5% or the Prime Rate plus 0.0% until September 30, 2008, and thereafter at the rate as defined per the terms of the September 2006 Revolver amendment. Borrowings remain collateralized by a first priority interest in and lien on all of the Company’s assets.  At September 30, 2008, the Company's availability under the Revolver totaled $31,827.

The Term Note bears interest at an annual rate equal to LIBOR plus 2.0% and matures on May 31, 2011. Borrowings are collateralized by a first priority interest in and lien on all of the Company’s assets.

The Company utilizes cash flow hedge accounting and uses derivative financial instruments to convert a portion of its variable-rate debt to fixed-rate debt.

On April 18, 2007, the Company entered into a $43,000 notional value swap transaction with a financial institution effective April 18, 2007. The Company receives a floating rate based on LIBOR and pays a fixed rate of 4.95%. The swap agreement terminates on June 28, 2010. As of September 30, 2008, the fair value of this swap was a net liability of $1,185.

On April 18, 2007, the Company entered into a $52,000 notional value swap transaction with a financial institution effective April 18, 2007. The Company receives a floating rate based on LIBOR and pays a fixed rate of 4.95%. The swap agreement terminates on May 7, 2010. As of September 30, 2008, the fair value of this swap was a net liability of $1,557.

All swap agreement fair values are recorded on the consolidated balance sheet as other assets when the fair value is a net asset or as other long-term liabilities when the fair value is a net liability. The fair values of the interest rate swap agreements were estimated based on current settlement prices and quoted market prices of comparable contracts and represent their carrying values. The Company calculated no ineffectiveness on both interest rate swap agreements at September 30, 2008. An unrealized loss of $1,645, net of taxes of $1,097, is recorded on the consolidated balance sheet as accumulated other comprehensive income (loss).

The market values of the interest rate swap agreements recorded in other comprehensive income (loss) may be recognized in the consolidated statements of operations if certain terms in the Revolver or new term note change, if the Revolver or Term Note is extinguished, or if the interest rate swap agreements are terminated prior to maturity. The net receipts or payments from the interest rate swap agreements are recorded in interest expense.

The Credit Agreements contain certain covenants that, among other things, restrict our ability to incur additional indebtedness, make certain payments, sell assets, enter into certain transactions with affiliates and create liens. Moreover, certain of these agreements require us to maintain specified financial ratios.  The most restrictive covenant relates to the creation or assumption of additional indebtedness. The Company was in compliance with all financial covenants at September 30, 2008.

Contractual Obligations

As of September 30, 2008, there were no material changes in the Company’s contractual obligations as disclosed in the Company’s Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of September 30, 2008, the Company did not have any off-balance sheet arrangements other than the operating lease commitments in the contractual obligations table as disclosed in the Company’s Annual Report on Form 10-K.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position 157-2 (FSP 157-2), Effective Date of FASB Statement No. 157. Under the terms of FSP 157-2, the provisions of SFAS 157 were adopted on a prospective basis for financial instruments in the first quarter of fiscal 2009. Those provisions relate to financial assets and liabilities carried at fair value and fair value disclosures related to financial assets and liabilities. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. There are three levels of inputs to fair value measurements: Level 1, meaning the use of quoted prices for identical instruments in active markets; Level 2, meaning the use of quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable; and Level 3, meaning the use of unobservable inputs. Observable market data should be used when available. The provisions of SFAS 157 for nonfinancial assets and nonfinancial liabilities will be adopted, when required, in the first quarter of fiscal 2010. The provisions adopted in the first quarter of fiscal 2009 had no impact upon the Company’s consolidated financial statements.  The Company is currently assessing the impact of provisions to be adopted in fiscal 2010.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—an Amendment of FASB Statement 115. The statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Most of the provisions of this statement apply only to entities that elect the fair value option; however, the amendment to FASB Statement 115, applies to all entities with available-for-sale and trading securities. SFAS 159 became effective for the Company in the first quarter of fiscal 2009, and its adoption had no impact upon the Company’s consolidated financial statements.

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

The Company is exposed to certain market risks arising from transactions that are entered into in the normal course of business. As part of our financial risk management program, we use certain derivative financial instruments to manage these risks. The Company does not engage in financial transactions for speculative purposes and therefore holds no derivative instruments for trading purposes. The Company’s exposure to market risk for changes in interest rates relates to variable interest rates on borrowings under the Company’s credit agreements. During April 2007, the Company entered into interest rate swap agreements at an interest rate of 4.95% on $95.0 million of its debt in order to manage exposure to interest rate changes related to these borrowings. These interest rate swaps effectively converted $95.0 million of debt from floating to fixed interest rates. At September 30, 2008, the fair value of the interest rate swap agreements was a liability of $2.7 million. At September 30, 2008, $46.9 million of the Company’s debt remained subject to market risk for changes in interest rates. If the weighted average interest rate on the Company’s remaining variable rate indebtedness rose 54 basis points (a 10.0% change from the calculated weighted average interest rate as of September 30, 2008), assuming no change in the Company’s outstanding balance under its revolving credit facility and Term Note, the Company’s annualized income before taxes and cash flows from operating activities would decline by approximately $0.3 million. If the weighted average interest rate on the Company’s remaining variable rate indebtedness decreased 54 basis points (a 10.0% change from the calculated weighted average interest rate as of September 30, 2008), assuming no change in the Company’s outstanding balance under its revolving credit facility and Term Note, the Company’s annualized income before taxes and cash flows from operating activities would increase by approximately $0.3 million.

Item 4.	Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2008, our chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Animal Health International, Inc. (Registrant)

Date: November 4, 2008	/s/ William F. Lacey
William F. Lacey
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)