Form 10-K/A
period 2008-06-30
Animal Health International, Inc.
filed 2008-12-17
CIK 1372813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of Animal Health International, Inc. for the year ended June 30, 2008 (the “Form 10-K”) is being filed solely for the purpose of correcting certain typographical errors contained in Exhibits 31.1 and 31.2 to the original filing of the Form 10-K , filed on September 9, 2008.  This Amendment No. 1 speaks as of the original filing date of the Form 10-K and does not reflect events occurring after the filing date of the Form 10-K, or modify or update the disclosures therein in any way other than as required to reflect the amendment described above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANIMAL HEALTH INTERNATIONAL, INC.

Date: December 16, 2008	/s/ WILLIAM F. LACEY
William F. Lacey
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES C. ROBISON James C. Robison	Chief Executive Officer, President and Chairman (Principal Executive Officer)	December 16, 2008

/s/ WILLIAM F. LACEY William F. Lacey	Sr. Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	December 16, 2008

* Michael Eisenson	Director	December 16, 2008

* Mark Rosen	Director	December 16, 2008

* Brandon White	Director	December 16, 2008

* Ronald Steinhart	Director	December 16, 2008

* David Biegler	Director	December 16, 2008

* Jerry Pinkerton	Director	December 16, 2008
* E. Thomas Corcoran	Director	December 16, 2008