Form 10-Q/A
period 2008-09-30
Animal Health International, Inc.
filed 2008-12-17
CIK 1372813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q of Animal Health International, Inc. for the quarter ended September 30, 2008 (the “Form 10-Q”) is being filed solely for the purpose of correcting certain typographical errors contained in Exhibits 31.1 and 31.2 to the original filing of the Form 10-Q, filed on November 4, 2008.  This Amendment No. 1 speaks as of the original filing date of the Form 10-Q and does not reflect events occurring after the filing date of the Form 10-Q, or modify or update the disclosures therein in any way other than as required to reflect the amendment described above.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Animal Health International, Inc. (Registrant)

Date: December 16, 2008	/s/ William F. Lacey
William F. Lacey
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)