Form 10-Q
period 2008-12-31
Animal Health International, Inc.
filed 2009-02-05
CIK 1372813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

Large Accelerated Filer   ☐     Accelerated Filer   ☐     Non-Accelerated Filer   ☐  Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

As of January 22, 2009, 24,329,670 shares of the registrant’s common stock were outstanding.

 ANIMAL HEALTH INTERNATIONAL, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2008

 PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Financial Statements

 ANIMAL HEALTH INTERNATIONAL, INC.
Consolidated Balance Sheets
(In thousands, excluding share information)
 (Unaudited)
	June 30, 2008	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$2,452	$7,481
Accounts receivable, net	84,549	90,355
Current portion of notes receivable	608	119
Income tax receivable	1,167	252
Merchandise inventories, net	98,847	99,265
Deferred income taxes	2,682	2,670
Prepaid expenses	1,657	1,139
Total current assets	191,962	201,281

Noncurrent assets:
Notes receivable, net of current portion	511	539
Property, plant, and equipment, net	17,096	16,861
Goodwill	82,642	85,498
Customer relationships	31,428	29,726
Noncompete agreements	4,636	3,974
Trademarks and trade names	33,170	33,170
Debt issue costs and other assets, net of accumulated amortization of $1,289 and $1,627, respectively	3,854	3,098
Total assets	$365,299	$374,147

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$86,213	$92,928
Accrued liabilities	13,879	12,686
Current portion of long-term debt	1,259	1,120
Total current liabilities	101,351	106,734

Noncurrent liabilities:
Long-term debt, net of current portion	137,162	139,740
Deferred lease incentives	1,437	1,293
Deferred income taxes	26,282	24,504
Other long-term liabilities	2,843	5,062
Total liabilities	269,075	277,333

Commitments and contingencies (note 13)

Stockholders’ equity:
Preferred stock, par value $0.01 per share. Authorized 10,000,000 shares, issued and outstanding 0 shares	—	—
Common stock, par value $0.01 per share. Authorized 90,000,000 shares, issued and outstanding 24,329,670 shares	243	243
Additional paid-in capital	129,704	130,388
Accumulated deficit	(31,725)	(29,172)
Accumulated other comprehensive loss	(1,998)	(4,645)
Total stockholders’ equity	96,224	96,814

Total liabilities and stockholders’ equity	$365,299	$374,147

See accompanying Notes to Unaudited Consolidated Financial Statements.

 ANIMAL HEALTH INTERNATIONAL, INC.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2008	2007	2008
Net sales	$203,230	$184,477	$367,595	$353,500
Costs and expenses:
Direct cost of products sold (excludes depreciation and amortization)	163,326	152,209	299,060	290,932
Salaries, wages, commissions, and related benefits	14,523	11,818	26,741	26,149
Selling, general, and administrative	11,739	12,579	22,438	23,866
Depreciation and amortization	1,712	2,054	3,357	4,130
Operating income	11,930	5,817	15,999	8,423

Other income (expense):
Other income	266	189	553	418
Interest expense	(2,719)	(2,289)	(5,366)	(4,623)
Income before income taxes	9,477	3,717	11,186	4,218
Income tax expense	(3,930)	(1,448)	(4,618)	(1,665)
Net income	$5,547	$2,269	$6,568	$2,553

Earnings per common share:
Basic	$0.23	$0.09	$0.27	$0.10
Diluted	$0.23	$0.09	$0.27	$0.10
Weighted average shares outstanding:
Basic	24,330	24,330	24,330	24,330
Diluted	24,372	24,330	24,351	24,330

See accompanying Notes to Unaudited Consolidated Financial Statements.

ANIMAL HEALTH INTERNATIONAL, INC.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three months ended December 31,		Six months ended December 31,
	2007	2008	2007	2008
Net income	$5,547	$2,269	$6,568	$2,553

Other comprehensive income (loss):
Unrealized loss on derivative instruments, net of tax	(1,046)	(1,392)	(2,099)	(1,331)
Foreign currency translation adjustment	(14)	(1,006)	359	(1,316)

Total comprehensive income (loss)	$4,487	$(129)	$4,828	$(94)

See accompanying Notes to Unaudited Consolidated Financial Statements.

ANIMAL HEALTH INTERNATIONAL, INC.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)
	Six Months Ended
	December 31,
	2007	2008
Cash flows from operating activities :
Net income	$6,568	$2,553
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,357	4,130
Amortization of debt issue costs	515	338
Bad debt expense	522	23
Stock option expense	663	684
Gain on sale of equipment	(253)	(101)
Deferred income taxes	(183)	(877)
Deferred lease incentives	226	—
Changes in operating assets and liabilities (working capital):
Accounts receivable	(20,555)	(6,772)
Merchandise inventories	(25,572)	(2,001)
Income taxes receivable/payable	1,069	1,117
Prepaid expenses	958	495
Accounts payable	30,875	2,374
Accrued liabilities and other	4,044	(105)

Net cash provided by operating activities	2,234	1,858

Cash flows from investing activities:
Purchase of property, plant, and equipment	(2,255)	(1,751)
Disposition of other assets	—	104
Business acquisitions, net of cash acquired (includes direct acquisition costs of $1,217 and $0, respectively)	(24,061)	—
Purchase price adjustments	(70)	(2,856)
Proceeds from sale of equipment	1,328	284
Net changes in notes receivable	43	301

Net cash used for investing activities	(25,015)	(3,918)

Cash flows from financing activities:
Borrowings of long-term debt	44,550	—
Repayment of long-term debt	(45,182)	(635)
Net borrowings under revolving credit facilities	21,003	3,076
Debt issue costs	(312)	(39)
Change in overdraft balances	909	4,759

Net cash provided by financing activities	20,968	7,161

Effect of exchange rate changes on cash and cash equivalents	(8)	(72)

Net increase (decrease) in cash and cash equivalents	(1,821)	5,029

Cash and cash equivalents, beginning of period	7,751	2,452

Cash and cash equivalents, end of period	$5,930	$7,481

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly, in all material respects, the results of the Company for the periods presented. These consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s audited financial statements for the year ended June 30, 2008 in the Company’s Annual Report on Form 10-K. The results of operations for the three and six months ended December 31, 2008 are not necessarily indicative of results to be expected for the entire fiscal year.

(b) Rebates

Vendor rebates range from one-time purchase opportunities to sales-related programs that last a month, a quarter, a trimester, or the entire calendar year. Inventory purchase rebates received are capitalized into inventory, while sales-related rebates are recorded as a reduction of direct cost of products sold.

(c) Stock options

Concurrent with the effective date of its initial public offering, the Company issued options to purchase an aggregate of 749,300 shares under terms established by the 2007 Stock Option and Incentive Plan (2007 Plan), which was approved by the Company’s Board of Directors and stockholders in January 2007. The Company also issued options to purchase 9,500 shares in May 2007, and an additional 750,000 shares in both November 2007 and November 2008. The Company reserved 2,500,000 shares of its common stock for the issuance of awards under the 2007 Plan. The options vest over a four-year period, carry a ten-year term, and have an exercise price of $11.00 per share for the initial 749,300 shares, $13.53 per share for the 9,500 shares granted in May 2007, $11.47 per share for the 750,000 shares granted in November 2007, and $2.37 per share for the 750,000 shares granted in November 2008. The options issued are incentive stock options, which are not performance-based and vest with continued employment. Unexercised options may be forfeited in the event of termination of employment in accordance with the terms of the 2007 Plan. Options to purchase 378,825 shares were vested and had a weighted average exercise price of $11.24, but no options were exercised as of December 31, 2008.  After accounting for 244,058 deferred stock units granted to non-employee members of the Board of Directors, there were 194,517 options to purchase shares remaining available for future issuance under the 2007 Plan at December 31, 2008.

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

Total compensation expense for these options is $5,768, including the following amounts charged or to be charged to compensation expense each year ended June 30 over each four-year vesting period: $224 in 2007, $1,342 in 2008, $1,405 in 2009, $1,442 in 2010, $961 in 2011, $357 in 2012, and $37 in 2013.  Compensation expense related to these options totaled $428 and $350 for the three months ended December 31, 2007 and 2008, respectively, and $663 and $684 for the six months ended December 31, 2007 and 2008, respectively. The weighted average remaining contract term for these options was 9.0 years at December 31, 2008.

A summary of stock option activity is as follows:

	Options	Weighted Average Exercise Prices	Weighted Average Fair Value at Grant Date
Balance at July 1, 2008	1,409,675	$11.27	$4.38
Granted	750,000	2.37	0.70
Exercised	—	—	—
Forfeited	(98,250)	8.48	3.21

Balance at December 31, 2008	2,061,425	$8.16	$3.11

Intrinsic value for stock options is defined as the difference between the current market value and the exercise price. The exercise price of stock options outstanding and exercisable at December 31, 2008 exceeded the market value, and therefore, the aggregate intrinsic value for these stock options was $0 at December 31, 2008.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2008	2007	2008
Net income available to common shareholders	$5,547	$2,269	$6,568	$2,553
Basic weighted average shares outstanding	24,330	24,330	24,330	24,330
Dilutive effect of stock options	42	—	21	—

Diluted weighted average shares outstanding	24,372	24,330	24,351	24,330

Basic earnings per share	$0.23	$0.09	$0.27	$0.10

Diluted earnings per share	$0.23	$0.09	$0.27	$0.10

All common stock equivalents are excluded from diluted earnings per share in the three and six month periods ended December 31, 2008, as they were anti-dilutive.

(e) Effect of recently issued accounting pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position 157-2 (FSP 157-2), Effective Date of FASB Statement No. 157. Under the terms of FSP 157-2, the provisions of SFAS 157 were adopted on a prospective basis for financial instruments in the first quarter of fiscal 2009. Those provisions relate to financial assets and liabilities carried at fair value and fair value disclosures related to financial assets and liabilities. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. There are three levels of inputs to fair value measurements:  Level 1, meaning the use of quoted prices for identical instruments in active markets; Level 2, meaning the use of quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable; and Level 3, meaning the use of unobservable inputs. Observable market data should be used when available. The provisions of SFAS 157 for nonfinancial assets and nonfinancial liabilities will be adopted, when required, in the first quarter of fiscal 2010. The provisions adopted in the first quarter of fiscal 2009 had no impact upon the Company’s consolidated financial statements.  The Company is currently assessing the impact of the provisions to be adopted in fiscal 2010.

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

In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS 162 directs the hierarchy to the entity, rather than the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with generally accepted accounting principles. SFAS 162 will become effective 60 days after the Securities and Exchange Commission approves the Public Company Accounting Oversight Board’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS 162 will have no impact on the Company's consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP EITF 03-6-1). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in SFAS 128, Earnings per Share. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, and earlier adoption is prohibited. The Company is not required to adopt FSP EITF 03-6-1; nor does the Company believe that FSP EITF 03-6-1 would have significant impact upon its future consolidated financial statements if adopted.

(3) Acquisitions

In connection with the acquisition of certain assets of Farm City Animal Supply, Inc. during the second fiscal quarter of 2007, $105 in cash was paid during the quarter ended September 30, 2008, as an earn-out payment to certain selling stockholders of Farm City Animal Supply, Inc. During the quarter ended December 31, 2008, the Company received $74 in net cash proceeds as a final settlement on the acquisition. The earn-out payment and settlement proceeds comprise a net $31 in purchase price adjustments that were accounted for as goodwill.

In October 2007, the Company acquired all of the outstanding stock of Kane for $22,184 in cash (plus $1,017 in direct acquisition costs). In addition, the Company is obligated to make additional cash payments to certain selling stockholders if certain performance targets are met through October 2010. Substantially all of these contingent payments, if any, will be accounted for as goodwill when and if earned. Kane is based in Edmonton, Canada, and is a leading distributor of animal health products in both the production and companion animal markets. The fair values of the assets and liabilities assumed at the date of the acquisition of Kane included $5,169 of accounts receivable, $9,779 of inventories, $9,008 of goodwill, $1,824 of customer relationships, $1,112 of noncompete agreements, $4,772 of trademarks and trade names, $7,500 of accounts payable, and $2,018 of deferred income taxes, together with smaller amounts of other assets and liabilities. During the quarter ended December 31, 2008, certain performance targets were met, and the Company paid $2,825 to certain selling stockholders. These purchase price adjustments were accounted for as goodwill.

The Company’s acquisitions serve to further the Company’s strategy to access additional product lines, sales representatives, customer opportunities, manufacturer relationships and sales territories. The results of operations for Kane were included in the Company’s consolidated results of operations beginning with the date of the acquisition.

(4) Accounts receivable, net

	June 30, 2008	December 31, 2008
Trade accounts receivable	$75,141	$80,501
Vendor rebate receivables	10,296	10,040
Other receivables	269	671

	85,706	91,212
Less allowance for doubtful accounts	(1,157)	(857)

Accounts receivable, net	$84,549	$90,355

(5) Notes receivable

	June 30, 2008	December 31, 2008
Note receivable from Sparhawk Laboratories, Inc.	$325	$194
Other notes receivable	794	464

	1,119	658
Less current portion of notes receivable	(608)	(119)

Notes receivable	$511	$539

(6) Property, plant, and equipment, net

	June 30, 2008	December 31, 2008
Land	$3,540	$3,471
Buildings and improvements	4,525	4,404
Leasehold improvements	3,655	3,734
Construction in progress	112	21
Equipment:
Warehouse	2,234	2,298
Automotive	6,525	6,863
Office/software	3,995	4,876

	24,586	25,667
Less accumulated depreciation	(7,490)	(8,806)

Property, plant, and equipment, net	$17,096	$16,861

Depreciation expense was $663 and $915 for the three months ended December 31, 2007 and 2008, respectively, and $1,410 and $1,766 for the six months ended December 31, 2007 and 2008, respectively.

(7) Goodwill and other intangible assets

	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
June 30, 2008:
Goodwill	Indefinite	$82,642	$—	$82,642
Customer relationships	12 years	40,578	(9,150)	31,428
Noncompete agreements	2-5 years	6,407	(1,771)	4,636
Trademarks and trade names	Indefinite	33,170	—	33,170

		$162,797	$(10,921)	$151,876

December 31, 2008:
Goodwill	Indefinite	$85,498	$—	$85,498
Customer relationships	12 years	40,578	(10,852)	29,726
Noncompete agreements	2-5 years	6,245	(2,271)	3,974
Trademarks and trade names	Indefinite	33,170	—	33,170

		$165,491	$(13,123)	$152,368

Amortization expense related to intangible assets totaled $1,049 and $1,139 for the three months ended December 31, 2007 and 2008, respectively, and $1,947 and $2,364 for the six months ended December 31, 2007 and 2008, respectively. Based on the current estimated useful lives assigned to intangibles assets, amortization expense for fiscal 2009, 2010, 2011, 2012, and 2013 is projected to total $4,571, $4,496, $4,496, $4,237, and $3,867, respectively.

The Company reviews its goodwill and other nonamortizing intangible assets for impairment annually at the close of the fiscal year or more frequently if indicators of impairment exist. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in the Company’s expected future cash flows; a sustained, significant decline in the Company’s stock price and market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of the Company’s goodwill and other nonamortizing intangible assets and could have a material impact on the Company’s consolidated financial statements.

Due to the current economic environment, the Company’s stock price and market capitalization declined significantly in the past quarter, and the Company has experienced slower growth rates than in prior years. As a result, the Company concluded that indicators have emerged that required impairment testing to be performed as of December 31, 2008. Accordingly, the Company performed an interim test of impairment. The fair value of the Company was estimated utilizing the income approach to derive an enterprise value of the Company. This income approach was validated by comparing the fair value to fair value estimates using a market approach. The market approach included the determination that the Company’s stock price at December 31, 2008, did not reflect a control premium that was considered in deriving the enterprise value. Based upon the results of this testing, the Company concluded that no impairment of goodwill and other nonamortizing intangible assets existed at December 31, 2008. The Company will perform its annual impairment test at June 30, 2009.

(8) Long-term debt

	June 30, 2008	December 31, 2008
Credit agreement—Revolving credit facility	$93,224	$96,301
Credit agreement—Term Note	44,100	43,875
Other	1,097	684

	138,421	140,860
Less current portion	(1,259)	(1,120)

	$137,162	$139,740

On June 30, 2005, the Company and a group of financial institutions entered into certain credit agreements (the Credit Agreements), which included a $110,000 revolving credit facility (the Revolver), and other loans that have subsequently been paid in full.

In September 2006, the Revolver was amended with total capacity of $125,000 and maturity on June 30, 2010. The outstanding borrowings under the Revolver bore interest, at the Company’s option, as follows: (1) an interest rate per annum equal to the sum of (a) the greater of (i) the Prime Rate in effect on such day, and (ii) the Federal Funds Effective Rate in effect for such day plus 0.50% and (b) the applicable margin or (2) an interest rate per annum equal to the sum of (a) the product of (i) the LIBOR rate in effect for such Interest Period and (ii) the Statutory Reserves and (b) the applicable margin.

In October 2007, the Revolver was amended to a $135,000 facility, which matures on June 30, 2010. The amended Revolver includes a $10,000 overcollateralization first drawn sub-limit that amortizes and expires on March 31, 2009. The outstanding borrowings under the $10,000 overcollateralization first drawn sub-limit bear interest at the rate of 0.75% above the rate as defined per the terms of the September 2006 Revolver amendment. The outstanding borrowings under the Revolver’s base $125,000 facility bear interest at the rate as defined per the terms of the September 2006 Revolver amendment. Borrowings remain collateralized by a first priority interest in and lien on all of the Company’s assets.  At December 31, 2008, the Company’s availability under the Revolver totaled $31,442.

The first lien term loan bears interest at an annual rate equal to LIBOR plus 2.0% and matures on May 31, 2011 (Term Note). Borrowings are collateralized by a first priority interest in and lien on all of the Company’s assets.

The Company utilizes cash flow hedge accounting and uses derivative financial instruments to convert a portion of its variable-rate debt to fixed-rate debt.

On April 18, 2007, the Company entered into a $43,000 notional value swap transaction with a financial institution effective April 18, 2007. The Company receives a floating rate based on LIBOR and pays a fixed rate of 4.95%. The swap agreement terminates on June 28, 2010. As of December 31, 2008, the fair value of this swap was a net liability of $2,342.

On April 18, 2007, the Company entered into a $52,000 notional value swap transaction with a financial institution effective April 18, 2007. The Company receives a floating rate based on LIBOR and pays a fixed rate of 4.95%. The swap agreement terminates on May 7, 2010. As of December 31, 2008, the fair value of this swap was a net liability of $2,720.

All swap agreement fair values are recorded on the consolidated balance sheet as other assets when the fair value is a net asset or as other long-term liabilities when the fair value is a net liability. The fair values of the interest rate swap agreements were estimated based on current settlement prices and quoted market prices of comparable contracts and represent their carrying values. The Company recorded no ineffectiveness on either interest rate swap agreements at December 31, 2008. An unrealized loss of $3,037, net of taxes of $2,025, is recorded on the consolidated balance sheet as accumulated other comprehensive income (loss).

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

The Credit Agreements contain certain covenants that, among other things, restrict our ability to incur additional indebtedness, make certain payments, sell assets, enter into certain transactions with affiliates and create liens. Moreover, certain of these agreements require us to maintain specified financial ratios.  The most restrictive covenant relates to the creation or assumption of additional indebtedness. The Company was in compliance with all financial covenants at December 31, 2008.

(9) Financial instruments

Information about the financial assets and liabilities of the Company is as follows:

		Fair Value
	December 31, 2008	Level 1	Level 2	Level 3
Financial assets at cost:
Current portion of notes receivable	$119
Notes receivable, net of current portion	539
Total	$658

Financial liabilities at fair value:
Other long-term liabilities (interest rate swaps)
$43,000 notional interest rate swap	$2,342	$—	$2,342	$—
$52,000 notional interest rate swap	2,720	—	2,720	—
Total	$5,062	$—	$5,062	$—

Financial liabilities carried at historical proceeds:
Current portion of long-term debt	$1,120
Long-term debt, net of current portion	139,740
Total	$140,860

(10) Preferred stock

As of December 31, 2008, the Company had one class of undesignated preferred stock authorized with no shares issued or outstanding. The Board of Directors of the Company may designate and issue preferred stock in one or more series. The Board of Directors can fix the rights, preferences and privileges of the shares of each series and any of its qualifications, limitations or restrictions.

(11) Related-party transactions

The Company has property lease agreements with certain employees. The Company incurred related rent expense of $99 and $76 for the three months ended December 31, 2007 and 2008, respectively, and $198 and $160 for the six months ended December 31, 2007 and 2008, respectively. The total future obligations outstanding at December 31, 2008, with respect to such leases are $437.

(12) Income taxes

The Company’s effective tax rate was 41.5% and 39.0% for the three months ended December 31, 2007 and 2008, respectively, and 41.3% and 39.5% for the six months ended December 31, 2007 and 2008, respectively. The decrease in the effective tax rate in the three months and six months ended December 31, 2008, as compared to the same periods in the prior year was attributable to a decrease in the Canadian tax rate in calendar 2008 and a decrease in the Texas Margin tax estimate.

At December 31, 2008, there were no material unrecognized tax benefits. In addition, there were no accruals for the payment of interest and penalties related to income tax liabilities at December 31, 2008. The Company recognizes potential interest and penalties related to unrecognized tax benefits in income tax expense. The Company files numerous income tax returns in various jurisdictions including U.S. Federal, state, and foreign jurisdictions. The Company is subject to U.S. Federal income tax examinations for fiscal years dating back to June 2005. For state purposes, the open years typically date back to June 2005, although some states remain open back to June 2004.

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

The Company’s revenue is primarily derived from internal initiatives supported by select strategic acquisitions. Key factors and trends that have affected and the Company believes will continue to affect its operating results include:

•	fluctuations in commodity prices;

•	overall growth or contraction in the industry;

•	the impact of general economic trends on the Company's business, including the Company's customers defering or limiting product purchases;

•	consolidation by the Company’s customers in the dairy industry;

•	the Company’s ability to negotiate favorable pricing terms from its manufacturers;

•	increased focus on companion animal products;

•	changes in customer preferences; and

•	the Company's ability to implement cost-cutting measures to address current economic trends that do not adversely impact business operations and initiatives.

The Company generates revenue from customers in three ways. Over 98% of the Company’s revenue is generated through “buy/sell” transactions with the remainder coming through consignment and agency transactions. In the “buy/sell” transactions, the Company takes title to the inventory from its manufacturers. The Company sells products to customers and invoices them. “Buy/sell” transactions are advantageous to the Company over other sales methods because the Company takes title to the inventory and is able to promote these products on behalf of manufacturers and effectively manage the pricing and distribution of these products. For consignment sales, the Company does not take title to the product, but it does stock and ship product to and invoice the customer. For agency sales, the Company transmits orders from its customers to its manufacturers. The manufacturer ships the product directly to the Company’s customers and compensates the Company with a commission payment for handling the order from the customer and providing customer service. Manufacturers may occasionally switch between the “buy/sell” and agency methods for particular products. Currently, only two products with other than nominal sales are treated as consignment sales.

For more information on the Company’s business, see the Company’s Annual Report on Form 10-K.

Results of Operations

The following table summarizes the historical results of operations for the three and six months ended December 31, 2007 and 2008, in dollars and as a percentage of net sales. The Company’s gross profit may not be comparable to other entities, since some entities include all of the costs related to their distribution network in cost of goods sold and others, like us, report non-direct costs instead in selling, general, and administrative expenses, and salaries, wages, commissions, and related benefits.

Summary consolidated results of operations table

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands, except number of representatives)	2007	2008	2007	2008
Net sales	$203,230	$184,477	$367,595	$353,500
Direct cost of products sold (excludes depreciation and amortization)	163,326	152,209	299,060	290,932

Gross profit	39,904	32,268	68,535	62,568

Selling, general, and administrative expenses (includes salary, wages, commission, and related benefits)	26,262	24,397	49,179	50,015
Depreciation and amortization	1,712	2,054	3,357	4,130

Operating income	11,930	5,817	15,999	8,423
Other income (expense):
Interest expense	(2,719)	(2,289)	(5,366)	(4,623)
Other income	266	189	553	418

Income before income taxes	9,477	3,717	11,186	4,218
Income tax expense	(3,930)	(1,448)	(4,618)	(1,665)

Net income	$5,547	$2,269	$6,568	$2,553

Net sales	100.0%	100.0%	100.0%	100.0%
Direct cost of products sold (excludes depreciation and amortization)	80.4%	82.5%	81.4%	82.3%

Gross profit	19.6%	17.5%	18.6%	17.7%

Selling, general, and administrative expenses (includes salary, wages, commission, and related benefits)	12.9%	13.2%	13.3%	14.1%
Depreciation and amortization	0.8%	1.1%	0.9%	1.2%

Operating income	5.9%	3.2%	4.4%	2.4%
Other income (expense)
Interest expense	(1.3)%	(1.3)%	(1.5)%	(1.3)%
Other income	0.1%	0.1%	0.2%	0.1%

Income before income taxes	4.7%	2.0%	3.1%	1.2%
Income tax expense	(2.0)%	(0.8)%	(1.3)%	(0.5)%

Net income	2.7%	1.2%	1.8%	0.7%

Other data:
Field sales representatives	241	227	241	227

Three months ended December 31, 2008 compared to three months ended December 31, 2007

Net sales.  Net sales decreased $18,753, or 9.2%, to $184,477 for the three months ended December 31, 2008, from $203,230 for the three months ended December 31, 2007. The decrease in net sales was primarily attributable to lower spending by production animal customers whose profits have been constrained by fluctuating commodity prices and the general economic slowdown, and was partially offset by $907 of incremental sales from the acquisition of Kane in the second quarter of fiscal 2008. The number of field sales representatives decreased to 227 as of December 31, 2008, from 241 as of December 31, 2007, as a result of management's identification and consolidation of under performing sales territories.

Gross profit.  Gross profit decreased $7,636, or 19.1%, to $32,268 for the three months ended December 31, 2008, from $39,904 for the three months ended December 31, 2007. Gross profit as a percentage of sales was 17.5% for the three months ended December 31, 2008, compared to 19.6% for the three months ended December 31, 2007. The decrease in gross profit resulted from the decline in sales combined with lower gross profit margins driven by declines in manufacturer rebates.

Selling, general, and administrative expenses. Selling, general, and administrative expenses decreased to $24,397 for the three months ended December 31, 2008, from $26,262 for the three months ended December 31, 2007. The decrease was primarily the result of a decrease in variable selling and distribution expenses driven by lower sales volume combined with lower bonus and severance costs. The fixed nature of certain expenses such as salaries, rent, and computer related costs drove a slight increase in selling, general and administrative expenses as a percent of sales from 12.9% for the three months ended December 31, 2007, to 13.2% for the three months ended December 31, 2008.

Depreciation and amortization. Depreciation and amortization increased from $1,712 for the three months ended December 31, 2007, to $2,054 for the three months ended December 31, 2008. The increase results primarily from increased amortization of intangible assets driven by purchase price allocations for the acquisition of Kane.

Other expenses. Other expenses decreased $353, or 14.4%, to $2,100 for the three months ended December 31, 2008, from $2,453 for the three months ended December 31, 2007. The decrease in other expenses was due to a decrease in interest expense of $430 to $2,289 in the three months ended December 31, 2008, as compared to $2,719 in the three months ended December 31, 2007. This decrease was due to lower interest rates than in the prior year.

Income tax expenses. Income tax expense decreased $2,482, or 63.2%, to $1,448 for the three months ended December 31, 2008, from $3,930 for the three months ended December 31, 2007. The effective tax rate was 39.0% and 41.5% for the three months ended December 31, 2008 and 2007, respectively.  This decrease in the effective tax rate was attributable to a decrease in the Canadian tax rate in calendar 2008 and a decrease in the Texas Margin tax estimate.

Six months ended December 31, 2008 compared to six months ended December 31, 2007

Net sales. Net sales decreased $14,095, or 3.8%, to $353,500 for the six months ended December 31, 2008, from $367,595 for the six months ended December 31, 2007. The decrease in net sales was primarily attributable to lower spending by production animal customers whose profits have been constrained by fluctuating commodity prices and the general economic slowdown, and was partially offset by $12,231 of incremental sales from the acquisition of Kane in the second quarter of fiscal 2008.   The number of field sales representatives decreased to 227 as of December 31, 2008, from 241 as of December 31, 2007, as a result of management's identification and consolidation of under performing sales territories.

Gross profit. Gross profit decreased $5,967, or 8.7%, to $62,568 for the six months ended December 31, 2008, from $68,535 for the six months ended December 31, 2007. Gross profit as a percentage of sales was 17.7% for the six months ended December 31, 2008, compared to 18.6% for the six months ended December 31, 2007. The decrease in gross profit resulted from the decline in sales combined with lower gross profit margins driven by declines in manufacturer rebates.

Selling, general, and administrative expenses. Selling, general, and administrative expenses increased to $50,015 for the six months ended December 31, 2008, from $49,179 for the six months ended December 31, 2007. Kane contributed $2,051 to the increase and was partially offset by a decrease in professional fees, bonus and severance costs.  The fixed nature of certain expenses such as salaries, rent, and computer related costs drove a slight increase in selling, general and administrative expenses as a percent of sales from 13.3% for the six months ended December 31, 2007, to 14.1% for the six months ended December 31, 2008.

Depreciation and amortization. Depreciation and amortization increased from $3,357 for the six months ended December 31, 2007, to $4,130 for the six months ended December 31, 2008. The increase results primarily from increased amortization of intangible assets driven by purchase price allocations for the acquisition of Kane.

Other expenses. Other expenses decreased $608, or 12.6%, to $4,205 for the six months ended December 31, 2008, from $4,813 for the six months ended December 31, 2007. The decrease in other expenses was due to a decrease in interest expense of $743 to $4,623 in the six months ended December 31, 2008, as compared to $5,366 in the six months ended December 31, 2007. This decrease was due to lower interest rates than in the prior year.

Income tax expenses. Income tax expense decreased $2,953, or 63.9%, to $1,665 for the six months ended December 31, 2008, from $4,618 for the six months ended December 31, 2007. The effective tax rate was 39.5% and 41.3% for the six months ended December 31, 2008 and 2007, respectively. This decrease in the effective tax rate was attributable to a decrease in the Canadian tax rate in calendar 2008 and a decrease in the Texas Margin tax estimate.

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

Operating activities. For the six months ended December 31, 2008, net cash provided by operating activities was $1,858, and was attributable to $2,553 in net income and $4,197 of non-cash costs offset by an increase in working capital of $4,892. The non-cash costs included $4,130 of depreciation and amortization, $338 of debt issue cost amortization, $684 of stock option expenses, and $877 of decreased deferred income taxes. The change in working capital included an increase in accounts receivable of $6,772 and an increase in inventory of $2,001, both partially offset by an increase in accounts payable of $2,374 and a decrease in income tax receivables/payables of $1,117.  The increase in accounts receivable resulted from strong sales at the close of the quarter that converted to cash early in the third quarter.  The increase in inventory was due to inventory purchases near the close of the quarter, which drove the corresponding increase in accounts payable.  While accounts receivable and inventory levels as a percentage of sales were higher at December 31, 2008, the Company expects to manage these balances back to historical norms.  The decrease in income tax receivables/payables results from the timing of income tax payments.  For the six months ended December 31, 2007, net cash provided by operating activities was $2,234, and was attributable to $6,568 in net income and $4,847 of non-cash costs offset by an increase in working capital of $9,181. The non-cash costs included $3,357 of depreciation and amortization, $515 of debt issue cost amortization, $522 of bad debt expense, and $663 of stock option expenses. The debt issue cost amortization included the write-off of $267 of debt issue costs resulting from the August 2007 refinancing of the term loan debt. The change in working capital included an increase in inventory of $25,572 and an increase in accounts receivable of $20,555, both partially offset by an increase in accounts payable of $30,875 and an increase in accrued liabilities of $4,044. The increase in inventory resulted from a rise in inventory purchases that drove a corresponding increase in accounts payable. The increase in accounts receivable resulted primarily from increased sales volume. The increase in accrued liabilities resulted primarily from increased accruals for income taxes and increased customer deposits, both partially offset by the payment of accrued non-recurring legal expenses related to the settlement of a dispute with a vendor.

Investing activities.  For the six months ended December 31, 2008, net cash used for investing activities was $3,918, and was primarily attributable to $2,825 in cash payments to certain selling stockholders of Kane for Kane’s achievement of certain performance targets and $1,751 of purchases of property, plant and equipment, partially offset by $301 of changes in notes receivable and $284 of proceeds from the sale of equipment. For the six months ended December 31, 2007, net cash used for investing activities was $25,015, and was primarily attributable to $23,892, net of cash acquired, for the acquisition of Kane, and $2,255 of purchases of property, plant and equipment, both partially offset by $1,328 of proceeds from the sale of equipment.

Financing activities.  For the six months ended December 31, 2008, net cash provided by financing activities was $7,161, and was primarily attributable to a change in overdraft balances of $4,759 and net borrowings from revolving credit facilities totaling $3,076, partially offset by $635 of repayments of long-term debt. For the six months ended December 31, 2007, net cash provided by financing activities was $20,968, and was primarily attributable to net borrowings from the revolving credit facility totaling $21,003. Also during these six months, the $44,550 balance of the $45,000 first lien term loan was paid in full with the proceeds from the new $44,550 first lien term loan.

Capital resources.  In September 2006, the Company’s revolving credit facility was amended with total capacity of $125,000 and maturity on June 30, 2010. The outstanding borrowings under the Revolver bore interest, at the Company’s option, as follows: (1) an interest rate per annum equal to the sum of (a) the greater of (i) the Prime Rate in effect on such day, and (ii) the Federal Funds Effective Rate in effect for such day plus 0.50% and (b) the applicable margin or (2) an interest rate per annum equal to the sum of (a) the product of (i) the LIBOR rate in effect for such Interest Period and (ii) the Statutory Reserves and (b) the applicable margin.

In October 2007, the Revolver was amended to a $135,000 facility, which matures on June 30, 2010. The amended Revolver includes a $10,000 overcollateralization first drawn sub-limit that amortizes and expires on March 31, 2009. The outstanding borrowings under the $10,000 overcollateralization first drawn sub-limit bear interest at the rate of 0.75% above the rate as defined per the terms of the September 2006 Revolver amendment. The outstanding borrowings under the Revolver’s base $125,000 facility bear interest at the rate as defined per the terms of the September 2006 Revolver amendment. Borrowings remain collateralized by a first priority interest in and lien on all of the Company’s assets.  At December 31, 2008, the Company's availability under the Revolver totaled $31,442, and the Company believes that it has sufficient liquidity with its line of credit to conduct its operations in the normal course for the next twelve months.

The Term Note bears interest at an annual rate equal to LIBOR plus 2.0% and matures on May 31, 2011. Borrowings are collateralized by a first priority interest in and lien on all of the Company’s assets.

The Company utilizes cash flow hedge accounting and uses derivative financial instruments to convert a portion of its variable-rate debt to fixed-rate debt.

On April 18, 2007, the Company entered into a $43,000 notional value swap transaction with a financial institution effective April 18, 2007. The Company receives a floating rate based on LIBOR and pays a fixed rate of 4.95%. The swap agreement terminates on June 28, 2010. As of December 31, 2008, the fair value of this swap was a net liability of $2,342.

On April 18, 2007, the Company entered into a $52,000 notional value swap transaction with a financial institution effective April 18, 2007. The Company receives a floating rate based on LIBOR and pays a fixed rate of 4.95%. The swap agreement terminates on May 7, 2010. As of December 31, 2008, the fair value of this swap was a net liability of $2,720.

All swap agreement fair values are recorded on the consolidated balance sheet as other assets when the fair value is a net asset or as other long-term liabilities when the fair value is a net liability. The fair values of the interest rate swap agreements were estimated based on current settlement prices and quoted market prices of comparable contracts and represent their carrying values. The Company calculated no ineffectiveness on either interest rate swap agreements at December 31, 2008. An unrealized loss of $3,037, net of taxes of $2,025, is recorded on the consolidated balance sheet as accumulated other comprehensive income (loss).

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

The Credit Agreements contain certain covenants that, among other things, restrict our ability to incur additional indebtedness, make certain payments, sell assets, enter into certain transactions with affiliates and create liens. Moreover, certain of these agreements require us to maintain specified financial ratios.  The most restrictive covenant relates to the creation or assumption of additional indebtedness. The Company was in compliance with all financial covenants at December 31, 2008, and the Company believes that it will  maintain compliance with these financial covenants for the next twelve months.

Contractual Obligations

As of December 31, 2008, there were no material changes in the Company’s contractual obligations as disclosed in the Company’s Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of December 31, 2008, the Company did not have any off-balance sheet arrangements other than the operating lease commitments in the contractual obligations table as disclosed in the Company’s Annual Report on Form 10-K.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position 157-2 (FSP 157-2), Effective Date of FASB Statement No. 157. Under the terms of FSP 157-2, the provisions of SFAS 157 were adopted on a prospective basis for financial instruments in the first quarter of fiscal 2009. Those provisions relate to financial assets and liabilities carried at fair value and fair value disclosures related to financial assets and liabilities. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. There are three levels of inputs to fair value measurements: Level 1, meaning the use of quoted prices for identical instruments in active markets; Level 2, meaning the use of quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active or are directly or indirectly observable; and Level 3, meaning the use of unobservable inputs. Observable market data should be used when available. The provisions of SFAS 157 for nonfinancial assets and nonfinancial liabilities will be adopted, when required, in the first quarter of fiscal 2010. The provisions adopted in the first quarter of fiscal 2009 had no impact upon the Company’s consolidated financial statements.  The Company is currently assessing the impact of the provisions to be adopted in fiscal 2010.

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

In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS 162 directs the hierarchy to the entity, rather than the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with generally accepted accounting principles. SFAS 162 will become effective 60 days after the Securities and Exchange Commission approves the Public Company Accounting Oversight Board’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS 162 will have no impact on the Company's consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, Earnings per Share. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, and earlier adoption is prohibited. The Company is not required to adopt FSP EITF 03-6-1; nor does the Company believe that FSP EITF 03-6-1 would have significant impact upon its future consolidated financial statements if adopted.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to certain market risks arising from transactions that are entered into in the normal course of business. As part of our financial risk management program, we use certain derivative financial instruments to manage these risks. The Company does not engage in financial transactions for speculative purposes and therefore holds no derivative instruments for trading purposes. The Company’s exposure to market risk for changes in interest rates relates to variable interest rates on borrowings under the Company’s credit agreements. During April 2007, the Company entered into interest rate swap agreements at an interest rate of 4.95% on $95.0 million of its debt in order to manage exposure to interest rate changes related to these borrowings. These interest rate swaps effectively converted $95.0 million of debt from floating to fixed interest rates. At December 31, 2008, the fair value of the interest rate swap agreements was a liability of $5.1 million. At December 31, 2008, $45.2 million of the Company’s debt remained subject to market risk for changes in interest rates. If the weighted average interest rate on the Company’s remaining variable rate indebtedness rose 47 basis points (a 10.0% change from the calculated weighted average interest rate as of December 31, 2008), assuming no change in the Company’s outstanding balance under its revolving credit facility and Term Note, the Company’s annualized income before taxes and cash flows from operating activities would decline by approximately $0.2 million. If the weighted average interest rate on the Company’s remaining variable rate indebtedness decreased 47 basis points (a 10.0% change from the calculated weighted average interest rate as of December 31, 2008), assuming no change in the Company’s outstanding balance under its revolving credit facility and Term Note, the Company’s annualized income before taxes and cash flows from operating activities would increase by approximately $0.2 million.

Item 4.	Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2008, our chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company held its 2008 Annual Meeting of Stockholders on November 6, 2008.  On the record date, 24,329,670 shares of our common stock were entitled to vote.  At the meeting, 20,908,800 shares were represented in person or by proxy.  One proposal was considered to elect two Class II members to the Board of Directors as directors whose term will expire in 2011. The following individuals were elected as Class II directors:

Name	Votes For	Votes Withheld
Mark A. Rosen	20,186,448	722,352
Ronald Steinhart	19,115,474	1,793,326

Item 5.	Other Information

None.

Item 6.	Exhibits

Number	Description

10.1(1)**	Livestock Products Distribution Agreement entered into on December 11, 2008, and effective as of January 1, 2009, by and between Pfizer Inc. and Walco International, Inc.

10.2(2)	Amendment No. 2 to Employment Agreement by and between Animal Health International, Inc. and William F. Lacey, dated as of December 31, 2008.

10.3(2)	Amendment No. 1 to Employment Agreement by and between Animal Health International, Inc. and Damian Olthoff, dated as of December 31, 2008.

10.4(2)	Amendment No. 2 to Non-Compete Agreement by and between Walco International, Inc. and Kathy C. Hassenpflug, dated as of December 31, 2008.

10.5(2)
Form of Amendment to Deferred Stock Unit Award under the 2007 Stock Option and Incentive Plan.  The original form of Deferred Stock Unit Award was previously filed as Exhibit 10.10 to Amendment No. 4 to our Registration Statement on Form S-1 (File No. 333-137656) filed on January 16, 2007.

10.6(2)	Form of Deferred Stock Unit Award under the 2007 Stock Option and Incentive Plan.

31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by James C. Robison, Chairman, President and Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by William F. Lacey, Senior Vice President and Chief Financial Officer.

32.1*	Section 1350 Certifications, executed by James C. Robison, Chairman, President and Chief Executive Officer, and William F. Lacey, Senior Vice President and Chief Financial Officer.

*
This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Act of 1934, or otherwise subject to the liability of that Section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

**	Portions of Exhibit 10.1 have been redacted pursuant to a request for confidential treatment, and the redacted portions have been separately filed with the Securities and Exchange Commission.

(1)	Incorporated by reference to our Current Report on Form 8-K filed on December 16, 2008.

(2)	Incorporated by reference to our Current Report on Form 8-K filed on January 2, 2009.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Animal Health International, Inc. (Registrant)

Date: February 5, 2009	/s/ William F. Lacey
William F. Lacey
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)