Form 10-Q
period 2009-03-31
Animal Health International, Inc.
filed 2009-05-07
CIK 1372813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Registrant’s telephone number, including area code: (817) 859-3000
    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

    Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☐     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer   ☐     Accelerated Filer   ☐      Non-Accelerated Filer   ☐   Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

As of April 23, 2009, 24,329,670 shares of the registrant’s common stock were outstanding.

 ANIMAL HEALTH INTERNATIONAL , INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

 PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Financial Statements

 ANIMAL HEALTH INTERNATIONAL, INC.
Consolidated Balance Sheets
(In thousands, excluding share information)
  (Unaudited)
	June 30, 2008	March 31, 2009
Assets
Current assets :
Cash and cash equivalents	$2,452	$1,704
Accounts receivable, net	84,549	75,206
Current portion of notes receivable	608	116
Income tax receivable	1,167	1,696
Merchandise inventories, net	98,847	100,429
Deferred income taxes	2,682	2,217
Prepaid expenses	1,657	2,275
Total current assets	191,962	183,643

Noncurrent assets :
Notes receivable, net of current portion	511	297
Property, plant, and equipment, net	17,096	16,211
Goodwill	82,642	85,498
Customer relationships	31,428	28,874
Noncompete agreements	4,636	3,705
Trademarks and trade names	33,170	33,170
Debt issue costs and other assets, net of accumulated amortization of $1,289 and $1,796, respectively	3,854	2,884
Total assets	$365,299	$354,282

Liabilities and Stockholders’ Equity
Current liabilities :
Accounts payable	$86,213	$85,443
Accrued liabilities	13,879	12,263
Current portion of long-term debt	1,259	918
Total current liabilities	101,351	98,624

Noncurrent liabilities :
Long-term debt, net of current portion	137,162	128,302
Deferred lease incentives	1,437	1,221
Deferred income taxes	26,282	24,701
Other long-term liabilities	2,843	4,464
Total liabilities	269,075	257,312

Commitments and contingencies (note 13)

Stockholders’ equity :
Preferred stock, par value $0.01 per share. Authorized 10,000,000 shares, issued and outstanding 0 shares	—	—
Common stock, par value $0.01 per share. Authorized 90,000,000 shares, issued and outstanding 24,329,670 shares	243	243
Additional paid-in capital	129,704	130,748
Accumulated deficit	(31,725)	(29,496)
Accumulated other comprehensive loss	(1,998)	(4,525)
Total stockholders’ equity	96,224	96,970

Total liabilities and stockholders’ equity	$365,299	$354,282

See accompanying Notes to Unaudited Consolidated Financial Statements.

 ANIMAL HEALTH INTERNATIONAL, INC.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2009	2008	2009
Net sales	$170,650	$150,931	$538,245	$504,431
Costs and expenses:
Direct cost of products sold (excludes depreciation and amortization)	137,815	125,602	436,875	416,534
Salaries, wages, commissions, and related benefits	13,707	10,820	40,448	36,969
Selling, general, and administrative	11,839	11,407	34,277	35,273
Depreciation and amortization	1,924	2,039	5,281	6,169
Operating income	5,365	1,063	21,364	9,486

Other income (expense):
Other income	219	206	772	624
Interest expense	(2,492)	(1,877)	(7,858)	(6,500)
Income (loss) before income taxes	3,092	(608)	14,278	3,610
Income tax benefit (expense)	(1,215)	284	(5,833)	(1,381)
Net income (loss)	$1,877	$(324)	$8,445	$2,229

Earnings (loss) per common share:
Basic	$0.08	$(0.01)	$0.35	$0.09
Diluted	$0.08	$(0.01)	$0.35	$0.09
Weighted average shares outstanding:
Basic	24,330	24,330	24,330	24,330
Diluted	24,373	24,330	24,358	24,330

See accompanying Notes to Unaudited Consolidated Financial Statements.

ANIMAL HEALTH INTERNATIONAL, INC.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2008	2009	2008	2009
Net income (loss)	$1,877	$(324)	$8,445	$2,229

Other comprehensive income (loss):
Unrealized income (loss) on derivative instruments, net of tax	(1,555)	359	(3,654)	(972)
Foreign currency translation adjustment	(360)	(239)	(1)	(1,555)

Total comprehensive income (loss)	$(38)	$(204)	$4,790	$(298)

See accompanying Notes to Unaudited Consolidated Financial Statements.

ANIMAL HEALTH INTERNATIONAL, INC.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)
	Nine Months Ended
	March 31,
	2008	2009
Cash flows from operating activities:
Net income	$8,445	$2,229
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	5,281	6,169
Amortization of debt issue costs	661	507
Bad debt expense	662	140
Stock option expense	1,007	1,044
Gain on sale of equipment	(268)	(171)
Deferred income taxes	189	(497)
Deferred lease incentives	226	—
Changes in operating assets and liabilities (working capital):
Accounts receivable	(4,315)	8,144
Merchandise inventories	(23,314)	(3,389)
Income taxes receivable/payable	(996)	(328)
Prepaid expenses	628	(644)
Accounts payable	13,894	3,403
Accrued liabilities and other	(4,710)	(592)

Net cash provided by (used for) operating activities	(2,610)	16,015

Cash flows from investing activities:
Purchase of property, plant, and equipment	(2,875)	(2,111)
Disposition of other assets	48	295
Business acquisitions, net of cash acquired (includes direct acquisition costs of $1,244 and $0, respectively)	(23,277)	—
Purchase price adjustments	—	(2,856)
Proceeds from sale of equipment	1,385	430
Net changes in notes receivable	113	376

Net cash used for investing activities	(24,606)	(3,866)

Cash flows from financing activities:
Borrowings of long-term debt	44,550	—
Repayment of long-term debt	(45,614)	(955)
Net borrowings (repayments) under revolving credit facilities	34,463	(8,247)
Debt issue costs	(416)	(39)
Change in overdraft balances	(8,033)	(3,489)

Net cash provided by (used for) financing activities	24,950	(12,730)

Effect of exchange rate changes on cash and cash equivalents	(1)	(167)

Net decrease in cash and cash equivalents	(2,267)	(748)

Cash and cash equivalents, beginning of period	7,751	2,452

Cash and cash equivalents, end of period	$5,484	$1,704

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly, in all material respects, the results of the Company for the periods presented. These consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s audited financial statements for the year ended June 30, 2008 in the Company’s Annual Report on Form 10-K. The results of operations for the three and nine months ended March 31, 2009 are not necessarily indicative of results to be expected for the entire fiscal year.

(b) Rebates

Vendor rebates range from one-time purchase opportunities to sales-related programs that last a month, a quarter, a half-year, or the entire calendar year. Inventory purchase rebates received are capitalized into inventory, while sales-related rebates are recorded as a reduction of direct cost of products sold.

(c) Stock options

Concurrent with the effective date of its initial public offering, the Company issued options to purchase an aggregate of 749,300 shares under terms established by the 2007 Stock Option and Incentive Plan (2007 Plan), which was approved by the Company’s Board of Directors and stockholders in January 2007. The Company also issued options to purchase 9,500 shares in May 2007, and an additional 750,000 shares in both November 2007 and November 2008. The Company reserved 2,500,000 shares of its common stock for the issuance of awards under the 2007 Plan. The options vest over a four-year period, carry a ten-year term, and have an exercise price of $11.00 per share for the initial 749,300 shares, $13.53 per share for the 9,500 shares granted in May 2007, $11.47 per share for the 750,000 shares granted in November 2007, and $2.37 per share for the 750,000 shares granted in November 2008. The options issued are incentive stock options, which are not performance-based and vest with continued employment. Unexercised options may be forfeited in the event of termination of employment in accordance with the terms of the 2007 Plan. Options to purchase 515,900 shares were vested and had a weighted average exercise price of $11.17, but no options were exercised as of March 31, 2009.  After accounting for 244,058 deferred stock units granted to non-employee members of the Board of Directors, there were 207,267 options to purchase shares remaining available for future issuance under the 2007 Plan at March 31, 2009.

The Company uses the Black-Scholes formula to estimate the value of stock options granted to employees and expects to continue to use this option valuation model. The Company includes a forfeiture estimate in the amount of compensation expense being recognized. The forfeiture estimate is based on historical employee turnover rates and historical stock option forfeitures. The estimated fair value of the options is amortized to expense on a straight-line basis over the four-year vesting period.

Total compensation expense for these options is $5,768, including the following amounts charged or to be charged to compensation expense each year ended June 30 over each four-year vesting period: $224 in 2007, $1,342 in 2008, $1,405 in 2009, $1,442 in 2010, $961 in 2011, $357 in 2012, and $37 in 2013.  Compensation expense related to these options totaled $344 and $360 for the three months ended March 31, 2008 and 2009, respectively, and $1,007 and $1,044 for the nine months ended March 31, 2008 and 2009, respectively. The weighted average remaining contract term for these options was 8.7 years at March 31, 2009.

A summary of stock option activity is as follows:

	Options	Weighted Average Exercise Prices	Weighted Average Fair Value at Grant Date
Balance at July 1, 2008	1,409,675	$11.27	$4.38
Granted	750,000	2.37	0.70
Exercised	—	—	—
Forfeited	(111,000)	8.71	3.30

Balance at March 31, 2009	2,048,675	$8.15	$3.10

Intrinsic value for stock options is defined as the difference between the current market value and the exercise price. The exercise price of stock options outstanding and exercisable at March 31, 2009 exceeded the market value, and therefore, the aggregate intrinsic value for these stock options was $0 at March 31, 2009.

(d) Earnings per share

Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted earnings per share, the basic weighted average number of shares is increased by the dilutive effect of stock options determined using the treasury stock method. The components of basic and diluted earnings per share are as follows (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2009	2008	2009
Net income (loss) available to common shareholders	$1,877	$(324)	$8,445	$2,229
Basic weighted average shares outstanding	24,330	24,330	24,330	24,330
Dilutive effect of stock options	43	—	28	—

Diluted weighted average shares outstanding	24,373	24,330	24,358	24,330

Basic earnings (loss) per share	$0.08	$(0.01)	$0.35	$0.09

Diluted earnings (loss) per share	$0.08	$(0.01)	$0.35	$0.09

All common stock equivalents are excluded from diluted earnings per share in the three and nine month periods ended March 31, 2009, as they were anti-dilutive.

(e) Effect of recently issued accounting pronouncements

Statement of Financial Accounting Standards (SFAS) 157, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.  The provisions of SFAS 157 were adopted on a prospective basis for financial instruments in the first quarter of fiscal 2009. Those provisions relate to financial assets and liabilities carried at fair value and fair value disclosures related to financial assets and liabilities. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The provisions of SFAS 157 for nonfinancial assets and nonfinancial liabilities will be adopted, when required, in the first quarter of fiscal 2010. The provisions adopted in the first quarter of fiscal 2009 had no impact upon the Company’s consolidated financial statements.  The Company is currently assessing the impact of the provisions to be adopted in fiscal 2010.

SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—an Amendment of FASB Statement 115, permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 became effective for the Company in the first quarter of fiscal 2009, and its adoption had no impact upon the Company’s consolidated financial statements.

SFAS 141 (revised 2007), Business Combinations (SFAS 141R), replaces SFAS 141 and establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008. SFAS 141R will be effective for the Company in the first quarter of fiscal 2010. The Company is currently assessing the impact SFAS 141R may have on its future consolidated financial statements.

SFAS 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133, changes the disclosure requirements for derivative instruments and hedging activities.  The objective is to improve financial reporting disclosures regarding how and why derivative instruments are used, how derivative instruments and related hedge items are accounted for, and how derivative instruments and related hedge items affect financial position, financial performance, and cash flows.  SFAS 161 became effective for the Company in the third quarter of fiscal 2009 and had no impact upon the Company’s consolidated financial statements.

SFAS 162, The Hierarchy of Generally Accepted Accounting Principles, identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS 162 directs the hierarchy to the entity, rather than the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with generally accepted accounting principles. SFAS 162 has no impact on the Company's consolidated financial statements.

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

(4) Accounts receivable, net

	June 30, 2008	March 31, 2009
Trade accounts receivable	$75,141	$67,097
Vendor rebate receivables	10,296	8,350
Other receivables	269	598

	85,706	76,045
Less allowance for doubtful accounts	(1,157)	(839)

Accounts receivable, net	$84,549	$75,206

(5) Notes receivable

	June 30, 2008	March 31, 2009
Note receivable from Sparhawk Laboratories, Inc.	$325	$—
Other notes receivable	794	413

	1,119	413
Less current portion of notes receivable	(608)	(116)

Notes receivable	$511	$297

(6) Property, plant, and equipment, net

	June 30, 2008	March 31, 2009
Land	$3,540	$3,461
Buildings and improvements	4,525	4,365
Leasehold improvements	3,655	3,742
Construction in progress	112	63
Equipment:
Warehouse	2,234	2,301
Automotive	6,525	6,716
Office/software	3,995	4,957

	24,586	25,605
Less accumulated depreciation	(7,490)	(9,394)

Property, plant, and equipment, net	$17,096	$16,211

Depreciation expense was $846 and $918 for the three months ended March 31, 2008 and 2009, respectively, and $2,256 and $2,684 for the nine months ended March 31, 2008 and 2009, respectively.

(7) Goodwill and other intangible assets

	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
June 30, 2008 :
Goodwill	Indefinite	$82,642	$—	$82,642
Customer relationships	12 years	40,578	(9,150)	31,428
Noncompete agreements	2-5 years	6,407	(1,771)	4,636
Trademarks and trade names	Indefinite	33,170	—	33,170

		$162,797	$(10,921)	$151,876

March 31, 2009 :
Goodwill	Indefinite	$85,498	$—	$85,498
Customer relationships	12 years	40,578	(11,704)	28,874
Noncompete agreements	2-5 years	6,245	(2,540)	3,705
Trademarks and trade names	Indefinite	33,170	—	33,170

		$165,491	$(14,244)	$151,247

Amortization expense related to intangible assets totaled $1,078 and $1,121 for the three months ended March 31, 2008 and 2009, respectively, and $3,025 and $3,485 for the nine months ended March 31, 2008 and 2009, respectively. Based on the current estimated useful lives assigned to intangibles assets, amortization expense for fiscal 2009, 2010, 2011, 2012, and 2013 is projected to total $4,571, $4,496, $4,496, $4,237, and $3,867, respectively.

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

Due to the current economic environment, the Company’s stock price and market capitalization declined significantly in the past six months, and the Company has experienced slower growth rates than in prior years. As a result, the Company concluded that indicators emerged that required impairment testing to be performed as of December 31, 2008. Accordingly, the Company performed an interim test of impairment. The fair value of the Company was estimated utilizing the income approach to derive an enterprise value of the Company. This income approach was validated by comparing the fair value to fair value estimates using a market approach. The market approach included the determination that the Company’s stock price at December 31, 2008, did not reflect a control premium that was considered in deriving the enterprise value. Based upon the results of this testing, the Company concluded that no impairment of goodwill and other nonamortizing intangible assets existed at December 31, 2008.  During the quarter ended March 31, 2009, the Company determined that additional changes in market conditions did not necessitate updating its December 31, 2008 analysis, and the Company will perform its annual impairment test at June 30, 2009.

(8) Long-term debt

	June 30, 2008	March 31, 2009
Credit agreement—Revolving credit facility	$93,224	$84,977
Credit agreement—Term Note	44,100	43,763
Other	1,097	480

	138,421	129,220
Less current portion	(1,259)	(918)

	$137,162	$128,302

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

In October 2007, the Revolver was amended to a $135,000 facility, which matures on June 30, 2010. The amended Revolver included a $10,000 overcollateralization first drawn sub-limit that amortized and expired on March 31, 2009. The outstanding borrowings under the $10,000 overcollateralization first drawn sub-limit bore interest at the rate of 0.75% above the rate as defined per the terms of the September 2006 Revolver amendment. The outstanding borrowings under the Revolver’s $135,000 facility bear interest at the rate as defined per the terms of the September 2006 Revolver amendment. Borrowings remain collateralized by a first priority interest in and lien on all of the Company’s assets.  At March 31, 2009, the Company’s availability under the Revolver totaled $24,911.

The first lien term loan bears interest at an annual rate equal to LIBOR plus 2.0% and matures on May 31, 2011 (Term Note). Borrowings are collateralized by a first priority interest in and lien on all of the Company’s assets.

The Company utilizes cash flow hedge accounting and uses derivative financial instruments to convert a portion of its variable-rate debt to fixed-rate debt.

On April 18, 2007, the Company entered into a $43,000 notional value swap transaction with a financial institution effective April 18, 2007. The Company receives a floating rate based on LIBOR and pays a fixed rate of 4.95%. The swap agreement terminates on June 28, 2010. As of March 31, 2009, the fair value of this swap was a net liability of $2,020.

On April 18, 2007, the Company entered into a $52,000 notional value swap transaction with a financial institution effective April 18, 2007. The Company receives a floating rate based on LIBOR and pays a fixed rate of 4.95%. The swap agreement terminates on May 7, 2010. As of March 31, 2009, the fair value of this swap was a net liability of $2,444.

All swap agreement fair values are recorded on the consolidated balance sheet as other assets when the fair value is a net asset or as other long-term liabilities when the fair value is a net liability. The fair values of the interest rate swap agreements were estimated based on current settlement prices and quoted market prices of comparable contracts and represent their carrying values. The Company recorded no ineffectiveness on either interest rate swap agreement at March 31, 2009. An unrealized loss of $2,678, net of taxes of $1,786, is recorded on the consolidated balance sheet as accumulated other comprehensive income (loss).

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

The Credit Agreements contain certain covenants that, among other things, restrict our ability to incur additional indebtedness, make certain payments, sell assets, enter into certain transactions with affiliates and create liens. Moreover, certain of these agreements require us to maintain specified financial ratios.  The most restrictive covenant relates to the creation or assumption of additional indebtedness. The Company was in compliance with all financial covenants at March 31, 2009.

(9) Financial instruments

The fair value hierarchy under SFAS 157 prioritizes inputs to valuation techniques based on observable and unobservable data and categorizes the inputs into three levels:  Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities, Level 2 – Significant observable pricing inputs other than quoted prices included within Level 1 that are either directly or indirectly observable as of the reporting date (essentially, this represents inputs that are derived principally from or corroborated by observable market data), and Level 3 – Generally unobservable inputs, which are developed based on the best information available and may include the Company’s own internal data.  Observable data should be used when available.

The following table presents the Company’s financial assets and liabilities measured as of March 31, 2009:

		Fair Value
	March 31, 2009	Level 1	Level 2	Level 3
Financial assets at cost :
Current portion of notes receivable	116
Notes receivable, net of current portion	297
Total	$413

Financial assets at fair value :
Cash and cash equivalents	$1,704	$1,704	$—	$—
Total	$1,704	$1,704	$—	$—

Financial liabilities at fair value :
Other long-term liabilities (interest rate swaps)
$43,000 notional interest rate swap	$2,020	$—	$2,020	$—
$52,000 notional interest rate swap	2,444	—	2,444	—
Total	$4,464	$—	$4,464	$—

Financial liabilities carried at historical proceeds :
Current portion of long-term debt	$918
Long-term debt, net of current portion	128,302
Total	$129,220

(10) Preferred stock

As of March 31, 2009, the Company had one class of undesignated preferred stock authorized with no shares issued or outstanding. The Board of Directors of the Company may designate and issue preferred stock in one or more series. The Board of Directors can fix the rights, preferences and privileges of the shares of each series and any of its qualifications, limitations or restrictions.

(11) Related-party transactions

The Company has property lease agreements with certain employees. The Company incurred related rent expense of $99 and $76 for the three months ended March 31, 2008 and 2009, respectively, and $297 and $236 for the nine months ended March 31, 2008 and 2009, respectively. The total future obligations outstanding at March 31, 2009, with respect to such leases are $370.

(12) Income taxes

The Company’s effective tax rate was 39.3% and 46.7% for the three months ended March 31, 2008 and 2009, respectively, and 40.9% and 38.3% for the nine months ended March 31, 2008 and 2009, respectively. The increase in the effective tax rate in the three months ended March 31, 2009, as compared to the same period in the prior year was attributable to small adjustments in the third quarter of 2009 that magnified the effective tax rate for a period with a low pre-tax loss. The decrease in the effective tax rate in the nine months ended March 31, 2009, as compared to the same period in the prior year was attributable to a decrease in the Canadian tax rate in calendar 2008 and a decrease in the Texas Margin tax estimate.

At March 31, 2009, there were no material unrecognized tax benefits. In addition, there were no accruals for the payment of interest and penalties related to income tax liabilities at March 31, 2009. The Company recognizes potential interest and penalties related to unrecognized tax benefits in income tax expense. The Company files numerous income tax returns in various jurisdictions including U.S. Federal, state, and foreign jurisdictions. The Company is subject to U.S. Federal income tax examinations for fiscal years dating back to June 2005. For state purposes, the open years typically date back to June 2006, although some states remain open back to June 2005.

(13) Commitments and contingencies

The Company is involved in various matters of litigation arising in the normal course of business. Although the ultimate liability from existing or potential claims cannot be ascertained, management does not anticipate that any related outcomes would have a materially adverse effect on the Company’s financial position, operating results or cash flows.

(14) Subsequent Event

On May 5, 2009, the Company and a group of financial institutions amended the Revolver with capacity of $130,000 with maturity extended to the earlier of June 30, 2012, or 60 days prior to the final extended maturity date of the Term Note, which currently matures on May 31, 2011. The outstanding borrowings under the amended facility bear interest through July 20, 2009, at LIBOR plus 3.50% for U.S. borrowings and CDOR Rate plus 1% for Canadian borrowings, and thereafter at rates based upon the Company’s Leverage Ratio as defined in the amended Revolver with LIBOR-based rates ranging from LIBOR and CDOR Rate plus 3.00% to LIBOR and CDOR Rate plus 3.75%, and with Prime-based rates ranging from U.S. Prime and Canadian Prime Rate plus 0.50% to U.S. Prime and Canadian Prime Rate plus 1.25%. All borrowings remain collateralized by a first priority lien on all of the Company’s assets. As of the date of this amendment, outstanding borrowings under the Revolver totaled $86,353, and availability under the Revolver totaled $27,043.

$722 of unamortized debt issue costs related to the Revolver and approximately $1,100 of new capitalized debt issue costs resulting from this extension will be amortized to interest expense over the remaining term of the Revolver utilizing the straight-line method, which approximates the effective interest method.

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

Key factors and trends that have affected and the Company believes will continue to affect its operating results include:

•	fluctuations in commodity prices;

•	overall growth or contraction in the industry;

•	the impact of general economic trends on the Company's business, including the Company's customers deferring or limiting product purchases;

•	consolidation by the Company’s customers in the dairy industry;

•	the Company’s ability to negotiate favorable pricing terms from its manufacturers;

•	increased focus on companion animal products;

•	changes in customer preferences; and

•	the Company's ability to implement cost-cutting measures, when required by economic trends, that do not adversely impact business operations and initiatives.

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

Results of Operations

The following table summarizes the historical results of operations for the three and nine months ended March 31, 2008 and 2009, in dollars and as a percentage of net sales. The Company’s gross profit may not be comparable to other entities, since some entities include all of the costs related to their distribution network in cost of goods sold and others, like us, report non-direct costs instead in selling, general, and administrative expenses, and salaries, wages, commissions, and related benefits.

Summary consolidated results of operations table

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands, except number of representatives)	2008	2009	2008	2009
Net sales	$170,650	$150,931	$538,245	$504,431
Direct cost of products sold (excludes depreciation and amortization)	137,815	125,602	436,875	416,534

Gross profit	32,835	25,329	101,370	87,897

Selling, general, and administrative expenses (includes salary, wages, commission, and related benefits)	25,546	22,227	74,725	72,242
Depreciation and amortization	1,924	2,039	5,281	6,169

Operating income	5,365	1,063	21,364	9,486
Other income (expense):
Interest expense	(2,492)	(1,877)	(7,858)	(6,500)
Other income	219	206	772	624

Income (loss) before income taxes	3,092	(608)	14,278	3,610
Income tax benefit (expense)	(1,215)	284	(5,833)	(1,381)

Net income (loss)	$1,877	$(324)	$8,445	$2,229

Net sales	100.0%	100.0%	100.0%	100.0%
Direct cost of products sold (excludes depreciation and amortization)	80.8%	83.2%	81.2%	82.6%

Gross profit	19.2%	16.8%	18.8%	17.4%

Selling, general, and administrative expenses (includes salary, wages, commission, and related benefits)	15.0%	14.7%	13.8%	14.3%
Depreciation and amortization	1.1%	1.4%	1.0%	1.2%

Operating income	3.1%	0.7%	4.0%	1.9%
Other income (expense)
Interest expense	(1.4)%	(1.2)%	(1.4)%	(1.3)%
Other income	0.1%	0.1%	0.1%	0.1%

Income (loss) before income taxes	1.8%	(0.4)%	2.7%	0.7%
Income tax benefit (expense)	(0.7)%	0.2%	(1.1)%	(0.3)%

Net income (loss)	1.1%	(0.2)%	1.6%	0.4%

Other data:
Field sales representatives	239	219	239	219

Three months ended March 31, 2009 compared to three months ended March 31, 2008

Net sales.  Net sales decreased $19,719, or 11.6%, to $150,931 for the three months ended March 31, 2009, from $170,650 for the three months ended March 31, 2008. The decrease in net sales was primarily attributable to lower spending by production animal customers whose profits have been constrained by fluctuating commodity prices and the general economic slowdown. The number of field sales representatives decreased to 219 as of March 31, 2009, from 239 as of March 31, 2008, primarily as a result of management's identification and consolidation of underperforming sales territories.

Gross profit.  Gross profit decreased $7,506 or 22.9%, to $25,329 for the three months ended March 31, 2009, from $32,835 for the three months ended March 31, 2008. Gross profit as a percentage of sales was 16.8% for the three months ended March 31, 2009, compared to 19.2% for the three months ended March 31, 2008. The decrease in gross profit resulted from the decline in sales combined with lower gross profit margins driven by declines in manufacturer rebates.

Selling, general, and administrative expenses. Selling, general, and administrative expenses decreased to $22,227 for the three months ended March 31, 2009, from $25,546 for the three months ended March 31, 2008. The decrease was primarily the result of a decrease in variable selling and distribution expenses driven by lower sales volume combined with cost reduction efforts. The fixed nature of certain expenses such as salaries, rent, and computer related costs partially offset the variable expense declines to produce only a slight decrease in selling, general and administrative expenses as a percent of sales from 15.0% for the three months ended March 31, 2008, to 14.7% for the three months ended March 31, 2009.

Depreciation and amortization. Depreciation and amortization increased from $1,924 for the three months ended March 31, 2008, to $2,039 for the three months ended March 31, 2009. The increase results primarily from increased amortization of intangible assets driven by purchase price allocations for the acquisition of Kane.

Other expenses. Other expenses decreased $602, or 26.5%, to $1,671 for the three months ended March 31, 2009, from $2,273 for the three months ended March 31, 2008. The decrease in other expenses was due to a decrease in interest expense of $615 to $1,877 in the three months ended March 31, 2009, as compared to $2,492 in the three months ended March 31, 2008. This decrease was due to lower interest rates and less debt than in the prior year.

Income tax expenses. Income tax expense decreased $1,499, or 123.4%, to a benefit of $284 for the three months ended March 31, 2009, from $1,215 for the three months ended March 31, 2008. The effective tax rate was 46.7% and 39.3% for the three months ended March 31, 2009 and 2008, respectively.  This increase in the effective tax rate was attributable to small adjustments in the third quarter of 2009 that magnified the effective tax rate for a period with a low pre-tax loss.

Nine months ended March 31, 2009 compared to nine months ended March 31, 2008

Net sales. Net sales decreased $33,814, or 6.3%, to $504,431 for the nine months ended March 31, 2009, from $538,245 for the nine months ended March 31, 2008. The decrease in net sales was primarily attributable to lower spending by production animal customers whose profits have been constrained by fluctuating commodity prices and the general economic slowdown, and was partially offset by $12,231 of incremental sales from the acquisition of Kane in the second quarter of fiscal 2008.   The number of field sales representatives decreased to 219 as of March 31, 2009, from 239 as of March 31, 2008, primarily as a result of management's identification and consolidation of underperforming sales territories.

Gross profit. Gross profit decreased $13,473, or 13.3%, to $87,897 for the nine months ended March 31, 2009, from $101,370 for the nine months ended March 31, 2008. Gross profit as a percentage of sales was 17.4% for the nine months ended March 31, 2009, compared to 18.8% for the nine months ended March 31, 2008. The decrease in gross profit resulted from the decline in sales combined with lower gross profit margins driven by declines in manufacturer rebates.

Selling, general, and administrative expenses. Selling, general, and administrative expenses decreased $2,483, or 3.3%, to $72,242 for the nine months ended March 31, 2009, from $74,725 for the nine months ended March 31, 2008. The decrease was primarily the result of a decrease in variable selling and distribution expenses driven by lower sales volume combined with cost reduction efforts.  The fixed nature of certain expenses such as salaries, rent, and computer related costs drove a slight increase in selling, general and administrative expenses as a percent of sales from 13.8% for the nine months ended March 31, 2008, to 14.3% for the nine months ended March 31, 2009.

Depreciation and amortization. Depreciation and amortization increased from $5,281 for the nine months ended March 31, 2008, to $6,169 for the nine months ended March 31, 2009. The increase results primarily from increased amortization of intangible assets driven by purchase price allocations for the acquisition of Kane.

Other expenses. Other expenses decreased $1,210, or 17.1%, to $5,876 for the nine months ended March 31, 2009, from $7,086 for the nine months ended March 31, 2008. The decrease in other expenses was due to a decrease in interest expense of $1,358 to $6,500 in the nine months ended March 31, 2009, as compared to $7,858 in the nine months ended March 31, 2008. This decrease was due to lower interest rates and less debt than in the prior year.

Income tax expenses. Income tax expense decreased $4,452, or 76.3%, to $1,381 for the nine months ended March 31, 2009, from $5,833 for the nine months ended March 31, 2008. The effective tax rate was 38.3% and 40.9% for the nine months ended March 31, 2009 and 2008, respectively. This decrease in the effective tax rate was attributable to a decrease in the Canadian tax rate in calendar 2008 and a decrease in the Texas Margin tax estimate.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash flows generated from operations and borrowings under the Company’s revolving credit facility. Funds are expended to provide working capital, which enables the Company to maintain adequate inventory levels to promptly fulfill customer needs and expand operations. The Company expects its capital resources to be sufficient to meet anticipated cash needs for at least the next twelve months, and it expects cash flows from operations to be sufficient to reduce outstanding borrowings under the Company’s revolving credit agreement.

Operating activities.  For the nine months ended March 31, 2009, net cash provided by operating activities was $16,015, and was attributable to $2,229 in net income and $7,192 of non-cash costs combined with a decrease in working capital of $6,594. The non-cash costs included $6,169 of depreciation and amortization, $507 of debt issue cost amortization, $1,044 of stock option expenses, and $497 of decreased deferred income taxes. The change in working capital included a decrease in accounts receivable of $8,144 and an increase in accounts payable of $3,403, both partially offset by an increase in merchadise inventory of $3,389, an increase in prepaid expenses of $644, and a decrease in accrued liabilities and other of $592. The decrease in accounts receivable resulted from lower sales volume combined with strong collections of receivables from the prior quarter. The increase in merchandise inventory was due to inventory purchases near the close of the quarter, which drove the corresponding increase in accounts payable.  The increase in prepaid expenses resulted primarily from the payment for a computer software maintenance agreement. The decrease in accrued liabilities and other resulted primarily from the payment of bonuses accrued in the prior year. For the nine months ended March 31, 2008, net cash used for operating activities was $2,610, and was attributable to $8,445 in net income and $7,758 of non-cash costs offset by an increase in working capital of $18,813. The non-cash costs included $5,281 of depreciation and amortization, $661 of debt issue cost amortization, $662 of bad debt expense, and $1,007 of stock option expenses. The debt issue cost amortization includes the write-off of $268 of debt issue costs resulting from the August 2007 refinancing of the term loan debt. The change in working capital included an increase in merchandise inventory of $23,314, an increase in accounts receivable of $4,315, and a decrease in accrued liabilities of $4,710, all partially offset by an increase in accounts payable of $13,894. The increase in merchandise inventory resulted from a rise in inventory purchases that drove an increase in accounts payable. The increase in accounts receivable resulted primarily from increased sales volume. The decrease in accrued liabilities resulted primarily from payments of income tax accruals, liabilities related to acquisitions, and accrued non-recurring legal expenses related to the July 2007 settlement of a dispute with a vendor.

Investing activities.   For the nine months ended March 31, 2009, net cash used for investing activities was $3,866, and was primarily attributable to $2,825 in cash payments to certain selling stockholders of Kane for Kane’s achievement of certain performance targets and $2,111 of purchases of property, plant and equipment, partially offset by $430 of proceeds from the sale of equipment and $376 of payments for notes receivable. For the nine months ended March 31, 2008, net cash used for investing activities was $24,606, and was primarily attributable to $23,277, net of cash acquired, for the acquisition of Kane and $2,875 of purchases of property, plant and equipment, both partially offset by $1,385 of proceeds from the sale of equipment.

Financing activities.   For the nine months ended March 31, 2009, net cash used for financing activities was $12,730, and was primarily attributable to net repayments from revolving credit facilities of $8,247, a change in overdraft balances of $3,489, and $955 of repayments of long-term debt. For the nine months ended March 31, 2008, net cash provided by financing activities was $24,950, and was primarily attributable to net borrowings from the revolving credit facility totaling $34,463 partially offset by an unfavorable change in overdraft balances of $8,033. Also during these nine months, the $44,550 balance of the $45,000 first lien term loan was paid in full with the proceeds from the new $44,550 first lien term loan.

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

In October 2007, the Revolver was amended with a total capacity of $135,000, and maturity on June 30, 2010.  The amended Revolver included a $10,000 overcollateralization first drawn sub-limit that amortized and expired on March 31, 2009. The outstanding borrowings under the $10,000 overcollateralization first drawn sub-limit bore interest at the rate of 0.75% above the rate as defined per the terms of the September 2006 Revolver amendment. The outstanding borrowings under the Revolver’s $135,000 facility bore interest at the rate as defined per the terms of the September 2006 Revolver amendment.  At March 31, 2009, the Company's availability under the Revolver totaled $24,911.

On May 5, 2009, the Company and a group of financial institutions amended the Revolver with capacity of $130,000 with maturity extended to the earlier of June 30, 2012, or 60 days prior to the final extended maturity date of the Term Note, which currently matures on May 31, 2011. The outstanding borrowings under the amended facility bear interest through July 20, 2009, at LIBOR plus 3.50% for U.S. borrowings and CDOR Rate plus 1% for Canadian borrowings, and thereafter at rates based upon the Company’s Leverage Ratio as defined in the amended Revolver with LIBOR-based rates ranging from LIBOR and CDOR Rate plus 3.00% to LIBOR and CDOR Rate plus 3.75%, and with Prime-based rates ranging from U.S. Prime and Canadian Prime Rate plus 0.50% to U.S. Prime and Canadian Prime Rate plus 1.25%. All borrowings remain collateralized by a first priority lien on all of the Company’s assets. As of the date of this amendment, outstanding borrowings under the Revolver totaled $86,353, and availability under the Revolver totaled $27,043.  The Company believes that it has sufficient liquidity with its line of credit to conduct its operations in the normal course for the next twelve months.

The Term Note bears interest at an annual rate equal to LIBOR plus 2.0% and matures on May 31, 2011. Borrowings are collateralized by a first priority interest in and lien on all of the
Company’s assets.

The Company utilizes cash flow hedge accounting and uses derivative financial instruments to convert a portion of its variable-rate debt to fixed-rate debt.

On April 18, 2007, the Company entered into a $43,000 notional value swap transaction with a financial institution effective April 18, 2007. The Company receives a floating rate based on LIBOR and pays a fixed rate of 4.95%. The swap agreement terminates on June 28, 2010. As of March 31, 2009, the fair value of this swap was a net liability of $2,020.

On April 18, 2007, the Company entered into a $52,000 notional value swap transaction with a financial institution effective April 18, 2007. The Company receives a floating rate based on LIBOR and pays a fixed rate of 4.95%. The swap agreement terminates on May 7, 2010. As of March 31, 2009, the fair value of this swap was a net liability of $2,444.

All swap agreement fair values are recorded on the consolidated balance sheet as other assets when the fair value is a net asset or as other long-term liabilities when the fair value is a net liability. The fair values of the interest rate swap agreements were estimated based on current settlement prices and quoted market prices of comparable contracts and represent their carrying values. The Company recorded no ineffectiveness on either interest rate swap agreement at March 31, 2009. An unrealized loss of $2,678, net of taxes of $1,786, is recorded on the consolidated balance sheet as accumulated other comprehensive income (loss).

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

The Credit Agreements contain certain covenants that, among other things, restrict our ability to incur additional indebtedness, make certain payments, sell assets, enter into certain transactions with affiliates and create liens. Moreover, certain of these agreements require us to maintain specified financial ratios.  The most restrictive covenant relates to the creation or assumption of additional indebtedness. The Company was in compliance with all financial covenants at March 31, 2009, and the Company believes that it will maintain compliance with these financial covenants for the next twelve months.

Contractual Obligations

As of March 31, 2009, there were no material changes in the Company’s contractual obligations as disclosed in the Company’s Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of March 31, 2009, the Company did not have any off-balance sheet arrangements other than the operating lease commitments in the contractual obligations table as disclosed in the Company’s Annual Report on Form 10-K.

Recent Accounting Pronouncements

Statement of Financial Accounting Standards (SFAS) 157, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.  The provisions of SFAS 157 were adopted on a prospective basis for financial instruments in the first quarter of fiscal 2009. Those provisions relate to financial assets and liabilities carried at fair value and fair value disclosures related to financial assets and liabilities. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The provisions of SFAS 157 for nonfinancial assets and nonfinancial liabilities will be adopted, when required, in the first quarter of fiscal 2010. The provisions adopted in the first quarter of fiscal 2009 had no impact upon the Company’s consolidated financial statements.  The Company is currently assessing the impact of the provisions to be adopted in fiscal 2010.

SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—an Amendment of FASB Statement 115, permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 became effective for the Company in the first quarter of fiscal 2009, and its adoption had no impact upon the Company’s consolidated financial statements.

SFAS 141 (revised 2007), Business Combinations (SFAS 141R), replaces SFAS 141 and establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after an entity’s fiscal year that begins after December 15, 2008. SFAS 141R will be effective for the Company in the first quarter of fiscal 2010. The Company is currently assessing the impact SFAS 141R may have on its future consolidated financial statements.

SFAS 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133, changes the disclosure requirements for derivative instruments and hedging activities.  The objective is to improve financial reporting disclosures regarding how and why derivative instruments are used, how derivative instruments and related hedge items are accounted for, and how derivative instruments and related hedge items affect financial position, financial performance, and cash flows.  SFAS 161 became effective for the Company in the third quarter of fiscal 2009 and had no impact upon the Company’s consolidated financial statements.

SFAS 162, The Hierarchy of Generally Accepted Accounting Principles, identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. SFAS 162 directs the hierarchy to the entity, rather than the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with generally accepted accounting principles. SFAS 162 has no impact on the Company's consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to certain market risks arising from transactions that are entered into in the normal course of business. As part of our financial risk management program, we use certain derivative financial instruments to manage these risks. The Company does not engage in financial transactions for speculative purposes and therefore holds no derivative instruments for trading purposes. The Company’s exposure to market risk for changes in interest rates relates to variable interest rates on borrowings under the Company’s credit agreements. During April 2007, the Company entered into interest rate swap agreements at an interest rate of 4.95% on $95.0 million of its debt in order to manage exposure to interest rate changes related to these borrowings. These interest rate swaps effectively converted $95.0 million of debt from floating to fixed interest rates. At March 31, 2009, the fair value of the interest rate swap agreements was a liability of $4.5 million. At March 31, 2009, $33.7 million of the Company’s debt remained subject to market risk for changes in interest rates. If the weighted average interest rate on the Company’s remaining variable rate indebtedness rose 36 basis points (a 10.0% change from the calculated weighted average interest rate as of March 31, 2009), assuming no change in the Company’s outstanding balance under its revolving credit facility and Term Note, the Company’s annualized income before taxes and cash flows from operating activities would decline by approximately $0.1 million. If the weighted average interest rate on the Company’s remaining variable rate indebtedness decreased 36 basis points (a 10.0% change from the calculated weighted average interest rate as of March 31, 2009), assuming no change in the Company’s outstanding balance under its revolving credit facility and Term Note, the Company’s annualized income before taxes and cash flows from operating activities would increase by approximately $0.1 million.

Item 4.	Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2009, our chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Other than with respect to the Risk Factors set forth below, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008, filed on September 9, 2008, as amended on December 16, 2008:

Consolidation among animal health product vendors may decrease our sales and profitability.

    On January 26, 2009, Pfizer announced that it had entered into an agreement to acquire all of the outstanding stock of Wyeth.  Pfizer and Fort Dodge, a division of Wyeth, are our two largest vendors as measured by our revenue.  On March 9, 2009, Merck announced that it had entered into an agreement to acquire all of the outstanding stock of Schering-Plough.  Merial Limited, a joint venture between Merck & Co., Inc. and Sanofi Aventis S.A., and Intervet-Schering, a subsidiary of Schering-Plough, are also two of our largest vendors.  Consolidation among animal health products vendors could result in our vendors increasing their market share, which could give them greater pricing power and make it easier for such vendors to sell their products directly to animal health customers, both of which would decrease our net sales and profitability.  Finally, if our current vendors consolidate, their management teams are more likely to change, which could result in adverse changes in distribution practices.

The general economic downturn may adversely affect our business.

    A deepening or protraction of the general economic downturn could increase volatility in feed and animal protein commodity prices, reduce or eliminate sources of credit available to our customers, as well as reduce consumer discretionary spending on animal health products.  Such volatility and/or tightening of credit could further deteriorate the financial condition of our customers, and may ultimately lead our customers to reduce their working capital.  As a result, we may experience reduced demand for our products and services, and may be unable to collect amounts owed, each of which could materially impact our results of operations.

We are subject to currency exchange rate risks.

    We conduct operations in Canada and Taiwan involving transactions denominated in foreign currencies.  Since our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies will have an impact on our income.  We cannot assure that currency exchange rate fluctuations will not adversely affect our results of operations and financial condition.

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

10.2
First Amendment to the Second Amended and Restated Credit Agreement, dated May 5, 2009, by and among Walco International, Inc., Kane Veterinary Supplies, Ltd., and each of the Credit Parties party thereto, each of the financial institutions party thereto, JPMorgan Chase Bank, N.A., as administrative agent for the
U.S. Lenders, JPMorgan Chase Bank, N.A. Toronto Branch, as administrative agent for the Canadian Lenders, and U.S. Bank National Association as documentation agent for the Lenders.

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

Animal Health International, Inc. (Registrant)

Date: May 7, 2009	William F. Lacey
William F. Lacey
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

CERTIFICATION

     I, James C. Robison, certify that:

     1. I have reviewed this Quarterly Report on Form 10-Q of Animal Health International, Inc.;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     (c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

/s/ James C. Robison
James C. Robison
Chairman, President and Chief Executive Officer

May 7, 2009

CERTIFICATION

     I, William F. Lacey, certify that:

     1. I have reviewed this Quarterly Report on Form 10-Q of Animal Health International, Inc.;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     (c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

     5. The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

/s/ William F. Lacey
William F. Lacey
Senior Vice President and Chief Financial Officer

May 7, 2009

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Animal Health International, Inc. (the “Company”) on Form 10-Q for the quarterly period ended March 31, 2009, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), we, James C. Robison, Chief Executive Officer of the Company, and William F. Lacey, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to our knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ James C. Robison
Name:	James C. Robison
Title:	Chairman, President and Chief Executive Officer
Date:	May 7, 2009

/s/ William F. Lacey
Name:	William F. Lacey
Title:	Senior Vice President and Chief Financial Officer
Date:	May 7, 2009

A signed original of this written statement required by Section 906 of the Sarbanes-Oxley Act of 2002 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.