Form 10-K
period 2009-06-30
Animal Health International, Inc.
filed 2009-09-04
CIK 1372813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No   ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes   ☐    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one)

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐    No   ☒

    The aggregate market value of the common stock held by non-affiliates of the registrant as of August 31, 2009 was approximately $21.3 million (based on the closing price for the registrant’s common stock on the NASDAQ Global Market of $2.05 per share).  At June 30, 2009, 24,329,670 shares of the registrant’s common stock were outstanding.

Documents Incorporated by Reference
The registrant intends to file a proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended June 30, 2009. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

ANIMAL HEALTH INTERNATIONAL, INC.
FORM 10-K
FOR THE YEAR ENDED JUNE 30, 2009

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

General

We are a leading distributor of animal health products in the United States and Canada. We sell more than 40,000 products sourced from over 1,500 manufacturers to over 71,000 customers, as well as provide consultative services to our customers in the highly fragmented animal health products industry. Products we distribute include pharmaceuticals, vaccines, parasiticides, diagnostics, capital equipment, sanitizers, devices, supplies, and dairy lagoon treatment systems. Our principal customers are veterinarians, production animal operators and animal health product retailers. We believe our customers purchase from us due to our longstanding relationships with them, knowledge of their businesses, service and ability to assist them in their operations. We have a 325 person sales force, including 221 field sales representatives. We process daily shipments from our central replenishment and distribution facility located in Memphis, Tennessee and 59 distribution locations strategically located in the United States, Canada and Taiwan. Our corporate headquarters is located in the Dallas/Fort Worth metropolitan area.

Our business commenced operations in 1954 as part of a family-owned drug store business. Following a series of business combinations, we were renamed Walco International, Inc. in 1972.  We were organized as a Delaware corporation in 2005.  In September 2006, we changed our name to Animal Health International, Inc. We completed our initial public offering on January 30, 2007.

Industry

According to Sundale Research, an independent market research company, animal health product sales in the United States for 2008 totaled approximately $6.4 billion, an increase from approximately $4.7 billion in 2003, representing a compounded annual growth rate of approximately 6.4%. The animal health products market is divided into two sub-markets: production animals and companion animals. The production animal market primarily consists of beef and dairy cattle, poultry and swine, while the companion animal market primarily consists of horses, dogs and cats. Sundale Research estimates that in 2008 the market for production animal health products was approximately $2.9 billion and the market for companion animal health products was approximately $3.5 billion.

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

Continue to grow our business organically. We intend to increase our share of animal health product purchases by optimizing our sales efforts and expanding our consultative services. We will continue to sell additional products needed by our customers, optimize distribution locations to better serve our customer base, increase our focus on corporate accounts, and recruit and train sales representatives to successfully penetrate new territories.

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

Continue to improve operational efficiencies. We have made significant investments in our distribution infrastructure and information technology platform over the past several years. In order to return to profitability and maintain a competitive position in the marketplace, we will continue to focus on improving our operations and distribution processes.

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

Other products, including probiotics (i.e. beneficial bacteria-based treatments), nutritionals, fluids, diagnostics, capital equipment, medical devices and supplies, pet food, cleansers, sanitizers, calf feeding bottles, and dairy lagoon treatment systems.  Other products include disposable kits, replacement strips and reagents (excluding equipment and devices) used in testing all animal species’ body fluids and tissue for disease and/or conditions or in residue testing of animal products. While heartworm diagnostics are at the core of this market, other products also include a full range of blood tests for disorders such as ehrlichia, feline leukemia, parvovirus, feline infectious peritonitis and feline immunodeficiency virus. Chemicals include sanitizers, cleaning agents, disinfectants, insecticides and rodenticides. Medical supplies are used in cleaning and sanitizing equipment and facilities, as well as diagnostic and suture components, and grooming products such as brushes and shampoos.

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

Reporting services. We offer daily electronic sales information and inventory reporting services to manufacturers.  This reporting allows manufacturers to track products following shipment and accurately monitor and assess market trends and conditions.

Value in purchasing. Our Value In Purchasing (“VIP”) program is designed to reward our customers for repeat business. For every purchase made from our VIP Premier Product Line, customers earn points redeemable through our program catalog.

Inventory management services.  We provide on-site inventory management services to our customers to minimize outdated products, improve efficiency, and track product usage.

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

Product training.  We provide our manufacturers with access to our remote learning portal to allow them to provide multimedia training on specified products to our geographically diverse sales force.

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

Customers

We have a diverse customer base with over 71,000 accounts consisting of veterinarians, production animal operators and animal health product retailers. We believe our good reputation for customer service, product selection and high quality products has enabled us to establish and maintain this customer base. In fiscal 2009, no customer represented more than 1.2% of net sales and our 10 largest accounts only comprised approximately 6% of net sales. We have over 31,000 accounts served directly by our sales force and approximately 40,000 additional accounts that are served by Internet and catalog sales. Our customers range in size from single-practitioner veterinarians to large, corporate cattle feeding operations. Due to longstanding relationships between our sales force and our customers, 76% of our top 500 customers that placed orders with us in 2002 still order from us today.

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

•
Cow/Calf. According to the United States Department of Agriculture (USDA), this sub-group is extremely fragmented with over 757,000 cattle operations. However, approximately 646,000 operations have 49 or fewer cattle. Calves remain in the cow/calf stage from birth until reaching approximately 400 lbs (roughly six to eight months) at which point they are sold to buying agents and delivered to stocker locations. Per-cattle animal health product spending is approximately $17 during the cow/calf stage.

•
Stocker. This market consists of operations holding large tracts of land predominantly in the central and western U.S. regions where cattle are moved to graze for roughly three to five months prior to being sold to feedlots. During their stay, cattle increase in weight from 400 lbs to 600 lbs. Per-cattle spending is approximately $12 during the stocker stage.

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

    Dairy customers. We believe we are a leader in the dairy market. We target dairy farms with a minimum size of 500 cattle, with our average dairy customer having 1,500 cattle. The dairy market is undergoing significant consolidation resulting in a shift towards larger operations.  According to USDA estimates, dairies with 500 or more cattle currently account for 58% of the U.S. milk producing cow population, an increase from 24% in 1997. Given our strong relationships with larger dairies and our national footprint, we are seeking to continue to gain share as dairy consolidation continues. The key products sold to these customers include endectocides, antibiotics, reproductive products, vaccines, lagoon treatment systems, identification tags, nutritionals and sanitation products.

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

Companion animal customers. Our companion animal health products sales are made through the veterinarian and over-the-counter channels, with the majority of sales made to rural, mixed-practice veterinarians. Over the past three years, we have begun to penetrate the urban and suburban veterinarian markets, visiting veterinarians in these areas on a bi-weekly basis. We intend to leverage our centralized procurement and inventory management model to develop a leading cost-to-serve position in the companion animal health products market. By providing competitive pricing and superior service, we seek to build on our strong position in the companion animal health products distribution market. The key products sold to these customers include flea and tick controls and preventative products, antibiotics, vaccines, arthritis treatments and pharmaceuticals. By leveraging our service platform, we intend to capture market share within the fragmented companion animal veterinarian customer base of approximately 45,000 veterinarians as of December 31, 2008, according to the American Veterinary Medical Association.

Dealer retail. The dealer retail division distributes animal health products to tack, feed and animal health retailers that generally exist in rural areas with high animal populations. These retailers then resell these animal health products to individual animal owners and sub-scale production animal operators.

Manufacturers

We distribute more than 40,000 products sourced from over 1,500 manufacturers. We currently do not manufacture any of our products and are dependent on manufacturers for our supply of products. We believe we have access to leading brand name products in the product categories we sell. The manufacturers we purchase from include many large multi-national and domestic manufacturers of animal health products. While our manufacturers often have relationships with multiple distributors, our 10 largest manufacturers have been working with us for over 20 years.

We believe that effective purchasing is a key to maintaining our position as a leading provider of animal health care products. We regularly assess our purchasing needs and our manufacturers’ product offerings to obtain products at favorable prices. In addition, our ability to source products globally provides us with a greater selection of products that can be purchased at favorable prices. Smaller distributors often do not have the ability to access these overseas manufacturers. While we purchase products from many manufacturers and there are generally multiple manufacturers for most animal health product categories, we do have a concentration of aggregate purchases with certain manufacturers. For our fiscal year ended June 30, 2009, our top manufacturer, Pfizer, Inc. (Pfizer), supplied products that accounted for approximately 20% of our net sales and represents the only manufacturer that accounted for more than 10% of our net sales during this period. Our 10 largest manufacturers accounted for approximately 60% of our net sales for our fiscal year ended June 30, 2009.

There are two major types of transactions associated with the flow of products from our manufacturers, through us, to our customers. Traditional “buy/sell” transactions, which accounted for more than 99% of our business in fiscal 2009, involve the direct purchase of products by us from manufacturers, which we manage and store in our warehouses. A customer then places an order with us, and the order is then picked, packed, shipped and invoiced by us to our customer, followed by payment from our customer to us. On a limited basis, we also sell products to our customers under agency agreements with some of our manufacturers. Under this model, when we receive orders for products from the customer, we transmit the order to the manufacturer who then picks, packs and ships the products. In some cases our vendor invoices and collects payment from our customer, while in other cases we invoice and collect payment from our customer. We receive a commission payment for soliciting the order and for providing additional services.

Our livestock products agreement with Pfizer provides that we supply selected customers in the cattle and swine fields with Pfizer products.  In return, we are entitled to certain service fees and rebates. Pfizer is required to indemnify us against any third-party claims for personal injury or property damage arising out of the distribution or sale of Pfizer products, except in certain circumstances, and any claims alleging that the Pfizer products are defective, except in certain limited situations. Pfizer also reserves the right to sell directly to our customers or any other party. The livestock products agreement has a one-year term that expires on December 31, 2009, and may be terminated by either party with or without cause upon 30 days prior written notice. In addition, either party may terminate the agreement immediately upon written notice in the event of material breach by the other party.

We typically do not have long-term written agreements with our manufacturers. The written agreements that we have with our manufacturers generally provide for annual renewals, 30 to 90 day termination provisions and free on board destination shipping.

    We collaboratively establish annual sales growth goals with a number of our manufacturers. Attainment of these goals may affect annual rebates with several of these manufacturers. Since many of our manufacturer rebates are based on a calendar year, historically the quarter ended December 31 has been our most significant quarter for recognition of rebates. We anticipate that this trend with respect to manufacturers' rebate programs will continue, but just as in the fourth calendar quarter of 2008, do not expect as strong an impact during the quarter ended December 31, 2009, as compared to prior years due to manufacturers shifting growth goals from annual to quarterly or trimester goals, and the elimination of an annual rebate program by a key manufacturer. Manufacturer rebates are collaboratively established with many manufacturers and include inventory purchase rebates and sales-related rebates. Rebates range from one-time purchase opportunities to sales-related programs that last a month, a quarter, a trimester or the entire calendar year. The programs can be related to a specific product or product line, or related to the type of customer or specific species of animal.

   Product returns from our customers and to our manufacturers occur in the ordinary course of business. We extend our customers the same return of goods policies as are extended to us by our manufacturers. We do not believe that our operations will be adversely impacted due to the return of products.

Sales and marketing

Sales. Our sales organization consists of group presidents for each of our five primary customer groups (i.e. beef, dairy, poultry and swine, veterinarian and dealer), regional sales managers, division/location managers and sales force employees. Our 60 distribution locations are organized along customer channels, each under the direction of a customer group president. We have an experienced and loyal sales force comprised of 325 employees (38 managers, 221 field sales representatives and 66 inside sales representatives). Each of our distribution locations employs one to 23 field sales representatives who service customers in their surrounding geographical areas on a weekly basis. Many members of our sales force have spent their entire careers in the animal health industry, providing an extensive knowledge base that distinguishes us from our competitors. Our sales force is specialized by customer market, and members of our sales force have been with us for an average of ten years. Over the past decade, our annual field sales representative turnover has been approximately 12.1%.

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

We use various tools to evaluate and improve our performance.  For example, we provide our sales force with real-time pricing and margin analytics to systematically characterize the relative attractiveness of products, customers, geographies and individual transactions.  These analytics, which categorize our diverse customer base into 27 unique customer classes, allow our sales force to process and implement pricing decisions in a systematic manner.  In addition, our field sales representatives receive customized monthly Territory Performance Reports, which track detailed product sales, gross margins, budget variances and other marketing statistics. We provide software applications and performance tracking tools to our sales force, such as Sales Pro, which is a proprietary, automated software package that allows our sales force to analyze product and pricing trends. We share sales information throughout the organization in the form of a scoreboard, which breaks down sales and gross profit by market, region and location. We also publish monthly reports ranking various metrics and compiling best practices. Several “clubs” such as the Presidents Club are used to distinguish field sales representatives that achieve specific sales targets and maintain high organizational standards.

Marketing. We have an extensive marketing organization. We maintain a dedicated marketing department consisting of 18 employees, including 17 marketing professionals who cover every animal health customer group (beef, dairy, poultry/swine, veterinarian and dealer). These marketing professionals, together with our business group presidents, develop customized marketing programs to increase product sales and usage, manage loyalty programs, monitor supplier management programs and support manufacturers’ new product launches. Our graphic artists produce detailed product technical sheets, catalogs and promotional literature. Our dedicated proprietary brand manager devises marketing plans for our proprietary branded product lines. Finally, an e-commerce manager oversees the development of Internet product ordering platforms and tracking features.

E-Commerce. We have a user-friendly e-commerce application that allows customers to review product descriptions, access customer-specific product pricing, view current vendor promotions, download detailed product usage history and place orders.

Information with respect to revenue may be found in the consolidated financial statements in Part I, Item 15 of this Annual Report on Form 10-K and in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K.

Distribution model

We use a centralized procurement and distribution model whereby approximately 44% of the dollar volume of our customer purchases flows through our central replenishment and distribution facility located in Memphis, Tennessee. The majority of the orders is delivered within one business day. From the Memphis facility, we then deliver products on a weekly basis to our 59 distribution locations.

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

International

In October 2007, we acquired all of the outstanding stock of Kane Veterinary Supplies, Ltd. (Kane), a companion and production animal health and pet food distributor headquartered in Edmonton, Canada.  Kane is a leading distributor of animal health products in Canada. This acquisition enabled us to expand our market presence to companion animal and pet food retailers in Canada.  For the year ended June 30, 2009, our Canadian operations generated 8.5% of our revenue.

Competition

The distribution and manufacture of animal health products is highly competitive. We compete directly with both geographically diverse and regional, broad-line animal health products distributors, as well as companies that specialize in distributing primarily ethical drug products to veterinarians. Additionally, certain manufacturers compete through the direct marketing of products. We compete based on customer relationships, service and delivery, product selection, market and product knowledge, price and e-commerce capabilities. Some of our competitors, particularly those in the companion animal products market with bigger market share, have greater financial and other resources than we do. Most of our products are available from several sources, including other distributors and manufacturers, and our customers tend to have relationships with several distributors. In addition, our competitors could obtain exclusive rights to distribute certain products, eliminating our ability to distribute those products. Consolidation in the animal health products industry could result in existing competitors increasing their market share, which could give them greater pricing power, decrease our revenues and profitability, and increase the competition for customers. See “Risk factors—Risks related to our business—Consolidation in the animal health products industry may decrease our net sales and profitability.”

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

Intellectual Property

Our success depends in part on our ability to protect our intellectual property rights and our proprietary software technologies.  We rely on our trademarks, trade names and brand names to distinguish our proprietary branded products and services from the products and services of our competitors. As of June 30, 2009, we have registered 100 trademarks and applied to register two additional trademarks. As of June 30, 2009, we have registered one service mark and applied to register one additional service mark.  As of June 30, 2009, we owned one U.S. patent that expires in approximately three years, and we have applied for three additional patents with the U.S. Patent and Trademark Office.  We also rely on unpatented proprietary technology. To protect our trade secrets and other proprietary information, we require employees, consultants, advisors and collaborators to enter into confidentiality agreements.

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

Employees

As of June 30, 2009, we had 957 employees across the United States, Canada, and Taiwan. None of our employees is a party to a collective bargaining agreement, and we consider our relations with our employees to be good.

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

Seasonality of operating results

Historically, our quarterly sales and operating results have varied significantly, and will likely continue to do so in the future. Seasonality has been caused by product usage, climate changes, promotions, rebates and announced price increases. Historically, our sales have been higher during the spring and fall months due to increased usage of production animal health products. The transportation of production animals during the spring and fall months drives seasonal product usage. The transportation of production animals occurs during various times in the animal’s life cycle. The cycle begins with the cow-calf stage where the calf is born and raised to six to eight months of age. At that point the calf moves to pasture for three to five months. The last movement occurs when the animal is placed in the feedyard. Movement and climate changes cause stress upon the animal, which increases the risk of disease. Thus, prior to each of these moves, the animal typically is treated for disease prevention. These buying patterns can also be affected by manufacturers’ and distributors’ marketing programs launched during the summer months, particularly in June, which can cause customers to purchase production animal health products in advance of actual usage. This kind of early purchasing may reduce the sales in the months these purchases would have typically been made. In the companion animal health products market, sales of flea, tick and heartworm products drive sales during the spring and summer months. See “Risk factors—Our quarterly operating results may fluctuate due to factors outside of management’s control.” Additionally, while we accrue rebates as they are earned, our rebates have historically been highest during the quarter ended December 31, since some of our manufacturers’ rebate programs are designed to include targets to be achieved on calendar year sales. We anticipate that this trend with respect to manufacturers’ rebate programs will continue, but just as in the fourth calendar quarter of 2008, we do not expect as strong an impact during the quarter ended December 31, 2009, as compared to prior years, among other things, due to manufacturers shifting growth goals from annual to quarterly or trimester goals and the elimination of an annual rebate program by a key vendor.

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

We distribute more than 40,000 products sourced from more than 1,500 manufacturers. We currently do not manufacture any of our products and are dependent on manufacturers for our supply of products. Our top 10 manufacturer-supplied products accounted for approximately 60% of our purchases in fiscal 2009, and one manufacturer, Pfizer, Inc., or Pfizer, accounted for approximately 20% of our purchases.

Our ability to sustain our gross margins has been, and will continue to be, dependent in part upon our ability to obtain favorable terms and access to new and existing products from our manufacturers. These terms may be subject to changes from time to time by manufacturers. Any such changes could adversely affect our net sales and operating results. We do not typically have long-term written agreements with our manufacturers. Most of our agreements with manufacturers are for one-year periods, and in many cases, we do not have any contract with our manufacturers. Upon expiration, we may not be able to renew our existing agreements on favorable terms, or at all. If we lose the right to distribute products under such agreements, we may lose access to certain products and thus lose a competitive advantage. Potential competitors could sell products from manufacturers that we fail to continue with and erode our market share. The loss of one or more of our large manufacturers, a material reduction in their supply of products to us or material changes in the payment or pricing terms we obtain from them could have a material adverse effect on our business, financial condition and results of operations.

Some of our manufacturers compete with us by selling directly to veterinarians and animal owners and other manufacturers may also decide to compete with us in the future by pursuing or increasing their efforts in direct marketing and sales of their products. These manufacturers could sell their products at lower prices and maintain a higher gross margin on their product sales than we can.  In this event, veterinarians or animal owners have and may increasingly elect to purchase animal health products directly from these manufacturers. Increased competition from any manufacturer of animal health products could significantly reduce our market share and adversely impact our financial results.

In addition, we may not be able to establish or maintain relationships with key manufacturers in the animal health products industry if we have established relationships with competitors of these key manufacturers. Our inability to establish or maintain such relationships could have a material adverse effect on our net sales or gross profit.

An adverse change in manufacturer rebates or our inability to meet applicable rebate targets has decreased our margins in the past and could continue to materially and negatively affect our business.

The terms under which we purchase products from many manufacturers of animal health products entitle us to receive a rebate based on the attainment of various goals, including certain growth goals and sales targets. Rebates have a material impact on our profitability. We cannot assure you as to the amount of rebates that we will receive in any given year.  Factors outside of our control, such as customer preferences or manufacturer supply issues, can have a material impact on our ability to achieve the growth goals established by our manufacturers, which may reduce the amount of rebates we receive.  Manufacturers may fail to pay rebates earned, or adversely change the terms of some or all of these rebate programs.  For example, during fiscal 2009, one of our key manufacturers eliminated a portion of its rebate program previously offered to its distributors. If this elimination becomes a permanent change in such manufacturer's rebate program, or other manufacturers initiate changes to their existing rebate programs, this may have a material adverse effect on our gross profit and operating results in any given quarter or year.  Further manufacturers may reduce or eliminate the amount of rebates offered under their programs, increase the growth goals or other conditions we must meet to earn rebates to levels that we are unable to achieve, or fail to pay amounts earned under their programs. The occurrence of any of these events could have an adverse impact on our profitability.

The outbreak of an infectious disease within an animal population could have a significant adverse effect on our business and results of operations.

An outbreak of disease affecting animals, such as foot-and-mouth disease, Newcastle disease, avian flu and bovine spongiform encephalopathy, commonly referred to as “mad cow disease,” could result in the widespread destruction of potentially affected animals to limit any such highly contagious diseases.  Such destruction could result in a reduction in demand for animal health products, such as our pharmaceuticals, biologicals, and medicated additives, which represent a significant portion of our fiscal 2009 net sales. In addition, outbreaks of or concerns about these or other diseases could create unfavorable publicity that may have a material adverse effect on consumer demand for meat, dairy and poultry products, and, as a result, on our customers’ demand for the products we distribute.  The outbreak of a disease among the companion animal population could cause a reduction in the demand for companion animals, which, in turn, could adversely affect our business.

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

Our quarterly operating results may significantly fluctuate, and you should not rely on them as an indication of our future results. Our future net sales and results of operations may fluctuate significantly due to a combination of factors, many of which are outside of management’s control. The most important of these factors include:

•	manufacturer rebates based upon attaining certain growth goals;

•	changes in the way manufacturers introduce products to market;

•	fluctuations in commodity prices;

•	seasonality;

•	changes in customer demands;

•	the impact of general economic trends on our business;

•	the recall of a significant product by one of our manufacturers;

•	changes in climate (e.g., droughts);

•	increases in reserves for bad debts; and

•	competition.

For example, our rebates have historically been highest during the quarter ended December 31, since most of the manufacturers’ rebate programs were designed to include targets to be achieved during the calendar year.  In addition, our net sales have historically been seasonal, with peak sales in our second and fourth fiscal quarters.  However, we anticipate that manufacturer rebates for the quarter ended December 31, 2009 will not be as strong as compared to the same quarter in prior years due to manufacturers shifting growth goals from annual to quarterly or trimester goals and the elimination of an annual rebate program by a key vendor.

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

In addition, we are dependent upon our group presidents and our sales representatives to market and sell our products and provide our services. These individuals develop relationships with our customers that could be damaged if these employees are not retained.  We face intense competition for the hiring and retention of these representatives.  We expect such competition to increase in the event that general economic conditions continue or worsen.  Any failure on our part to hire, train and retain a sufficient number of qualified sales representatives would damage our business. We generally enter into agreements that contain confidentiality and non-solicitation provisions with our employees.  We actively pursue  former employees who breach their obligations to us, as well as competitors which interfere with our agreements with our employees.

Our market is highly competitive. Failure to compete successfully could have a material adverse effect on our business, financial condition and results of operations.

The sale and distribution of animal health products is highly competitive, continually evolving and subject to technological change. We compete directly with both geographically diverse and regional, broad-line animal health products distributors, as well as companies that specialize in distributing primarily ethical drug products to veterinarians and over-the-counter drugs directly to animal owners and other end-users. Additionally, certain manufacturers currently compete through the direct marketing of products, and other manufacturers may decide to do so in the future. We compete with numerous manufacturers and distributors based on customer relationships, service and delivery, product selection, price and e-commerce capabilities. Some of our competitors may have greater financial and other resources than we do. Many of our competitors have comparable product lines or distribution strategies that directly compete with ours. Our competitors could obtain exclusive rights to distribute certain products, eliminating our ability to distribute those products. Most of our products are available from several sources, including other distributors and manufacturers, and our customers typically have relationships with several distributors and manufacturers. Because we generally do not have long-term contracts with our customers, our customers could buy products from our competitors. If we do not compete successfully against these organizations, it could have a material adverse effect on our business, financial condition and results of operations. Our primary competitors, excluding manufacturers, include the following and other national, regional, local and specialty distributors: Butler Animal Health Supply, LLC, IVESCO, LLC (Iowa Veterinary Supply), Lextron, Inc., MWI Veterinary Supply, Inc., Professional Veterinary Products, Ltd. and Webster Veterinary Supply, a division of Patterson Companies, Inc.  In addition, consolidation in the animal health products industry could result in existing competitors increasing their market share, which could give them greater pricing power, decrease our net sales and profitability and increase the competition for our customers.

The general economic downturn may adversely affect our business.

    A deepening or protraction of the general economic downturn could further increase volatility in feed and animal protein commodity prices, reduce or eliminate sources of credit available to our customers, as well as reduce consumer discretionary spending on animal health products.  Such volatility and/or tightening of credit could further deteriorate the financial condition of our customers, and may ultimately lead our customers to reduce their working capital.  As a result, we may experience reduced demand for our products and services, and may be unable to collect amounts owed, each of which could materially impact our results of operations and financial condition.  While we believe that this is not a permanent trend in the market and that demand will return as commodity prices normalize, a further decline in animal protein commodity prices combined with a further increase in feed commodity prices could significantly impact the financial viability of our production animal customers, and could limit our ability to maintain market share and return to profitability.

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

Consolidation among our customers may decrease our net sales and profitability.

We believe that consolidation of the highly fragmented customer base in the animal health products market is accelerating due to the volatility in feed and animal protein commodity prices and more limited sources of credit available to our customers.  For example, according to the USDA, the number of cow/calf operations in the United States decreased by approximately 209,000 operations, or 22% from 2007 to 2008.  As individual customers grow in size through consolidation, the loss of any one of them would have an increasingly adverse effect on our net sales and profitability. Furthermore, as our current customers consolidate, their management teams are more likely to change, which could result in changes in purchase practices and potentially result in the loss of such customers’ business.

Unprecedented volatility in the animal health products market may limit our ability to return to profitability.

Our return to profitability depends on, among other things, our ability to implement and/or maintain each of the following:

•	sales and marketing programs;
•	customer service levels;
•	current and new product and service lines;
•	manufacturer relationships;
•	technological support which equals or exceeds our competitors;
•	recruitment and training of new personnel; and
•	operational and financial control systems.

Our ability to successfully offer products and services and implement our business plan requires an effective planning and management process. We expect that we will need to continue to improve our financial and managerial controls, reporting systems and procedures and to expand the training of our employees. While we believe our current systems have sufficient capacity to meet our projected needs, we may need to increase the capacity of our current systems to meet additional or unforeseen demand. If we are not able to manage our growth, our customer service quality could deteriorate, which could result in decreased sales or profitability. Further, the cost of our operations may not decline as rapidly as our decline in net sales, negatively impacting our profitability.

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

    As of June 30, 2009, we had outstanding indebtedness under our credit agreements of $122.9 million. Our substantial indebtedness could have important consequences to you. For example, it could:

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

    Furthermore, substantially all of our indebtedness bears interest at floating rates. We currently hedge exposure for $95.0 million of our indebtedness with interest rate swap agreements that effectively convert our floating rate interest to fixed rates. For the indebtedness that remains subject to floating rate interest, if these rates were to increase significantly, our ability to borrow additional funds may be reduced and the risks related to our substantial indebtedness would intensify.

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

The animal health products industry is subject to changing political and regulatory influences. Both state and federal government agencies regulate the distribution of certain animal health products and we are subject to regulation, either directly or indirectly, by the FDA, USDA, EPA, DEA, the Department of Transportation and state boards of pharmacy as well as comparable state and foreign agencies. The regulatory stance these agencies take could change. In addition, our manufacturers are subject to regulation by the FDA, the USDA, the EPA, the DEA, and other federal and state agencies, and material changes to the applicable regulations could affect our manufacturers’ ability to manufacture certain products, which could adversely impact our product supply. In addition, some of our customers may rely, in part, on farm and agricultural subsidy programs. Changes in the regulatory positions that impact the availability of funding for such programs could have an adverse impact on our customers’ financial positions, which could lead to decreased sales of our products to them.

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

Approximately 44% of the dollar volume of our product sales flow through our central replenishment and distribution facility located in Memphis, Tennessee. Unforeseen or recurring operational problems at this facility or any of our other distribution facilities could impair or disrupt our ability to deliver our products to our customers in a timely manner, and could have a material adverse effect upon our customer relationships, business, financial condition and results of operations. Although we do carry property insurance, which may protect us in the event of certain inventory losses, we do not carry business interruption insurance. Therefore, we will not be compensated for certain losses that may occur as a result of a major disruption to our facilities. Disruptions at any of our facilities could be caused by:

•	maintenance outages;
•	prolonged power failures or reductions;
•	disruptions in the transportation infrastructure, including railroad tracks, bridges, tunnels or roads;
•	fires, floods, earthquakes or other catastrophic disasters;
•	labor difficulties; or
•	other operational problems.

If third parties claim that we infringe upon their intellectual property rights, our financial results could be adversely affected.

We face the risk of claims that we have infringed third parties’ intellectual property rights, including trademarks, trade names, and patents. Third parties may claim that our proprietary branded products infringe their trademarks and/or trade names; that our consultative services infringe a patented machine, process, or business method; and/or that our products infringe such third parties’ patented animal health products. We have been the recipient of such claims in the past.  We have not conducted an independent review of trademarks or patents issued to third parties. The large number of trademarks and patents, the rapid rate of new trademark and patent issuances, the complexities of the technology involved in patents and uncertainty of litigation increase the risk of business assets and management’s attention being diverted to intellectual property litigation.

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

Any royalty or licensing agreements, if required, may not be available to us on acceptable terms or at all. A successful claim of infringement against us could result in our being required to pay significant damages, enter into costly license or royalty agreements, or stop the sale of certain products, any of which could have a negative impact on our financial results and harm our future prospects.

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

    We rely on our trademarks, trade names, service marks, and brand names to distinguish our proprietary branded products and services from the products and services of our competitors, and have registered or applied to register many of these trademarks and servicemarks. We cannot assure you that our trademark and servicemark applications will be approved. Third parties may also oppose our trademark and servicemark applications, or otherwise challenge our use of the trademarks and servicemarks. In the event that our marks are successfully challenged, we could be forced to rebrand our proprietary branded products and services, which could result in loss of brand recognition, and could require us to devote resources to advertise and market new brands. Further, we cannot assure you that competitors will not infringe upon our marks, or that we will have adequate resources to enforce our marks.

    The pursuit and assertion of patent rights, involve complex legal and factual determinations and, therefore, are characterized by some uncertainty.  In addition, the laws governing patentability and the scope of patent coverage continue to evolve.  As a result, we cannot assure you that patents will be issued from any of our patent applications.  The scope of any of our patents, if issued, may not be sufficiently broad to offer meaningful protection. In addition, our patents, if they are issued, may be successfully challenged, invalidated, circumvented or rendered unenforceable so that our patent rights might not create an effective competitive barrier for certain of our niche products. Further, we cannot assure you that competitors will not infringe upon our patent, or that we will have adequate resources to enforce our patent.

We also rely on unpatented proprietary technology. It is possible that others will independently develop the same or similar technology or otherwise obtain access to our unpatented technology. To protect our trade secrets and other proprietary information, we require employees, consultants, advisors and collaborators to enter into confidentiality agreements. We cannot assure you that these agreements will provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information.  Our inability to maintain the proprietary nature of our technologies for any reason could have a material adverse effect on our business.

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

We have recorded a charge to earnings as a result of impairment in our goodwill, and we may be required to record an additional charge to earnings if our goodwill or other intangible assets become impaired in the future.

As of June 30, 2009, our balance sheet included goodwill and other intangible assets totaling $125.0 million. As of June 30, 2009, we performed our annual impairment test of goodwill and other intangible assets.  As a result of this testing, we concluded that the carrying amount of goodwill exceeded its fair value, and we recorded a non-cash impairment charge of $25.2 million.  The carrying values of all other intangible assets were not impaired.  A future significant decline in our fair value could cause additional impairment of goodwill and other intangible assets.  If impairment of our goodwill or other intangible assets is determined, we will be required to record an additional charge to earnings in the period of such determination.

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

We have been a public company only since January 2007. For the quarterly period ended June 30, 2009, the average daily trading volume of our common stock on the NASDAQ Global Select Market has been less than 51,000 shares. Any future sale by us or our current stockholders of our common stock in the public market, or the perception that sales could occur, could adversely affect the prevailing market price for our common stock.

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

Our directors and significant stockholders, including investment funds affiliated with Charlesbank Capital Partners LLC, or Charlesbank, Heartland Advisors, Inc., and investment funds associated with Waddell & Reed, Inc., collectively control approximately 55% of our outstanding common stock. As a result, these stockholders are able to influence all matters requiring stockholder approval in ways that may not align with your interest as a stockholder, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of us even if beneficial to you as a stockholder and might affect the market price of our common stock.

We may require additional capital in the future, which may not be available to us. Issuances of our equity securities to provide this capital may dilute your ownership in us.

We may need to raise additional funds through public or private debt or equity financings in order to:

•	take advantage of expansion opportunities;

•	acquire complementary businesses or technologies;

•	develop new services and products;
•	pay down or retire debt obligations; or

•	respond to competitive pressures.

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

We conduct our operations out of 57 locations throughout the United States, two affiliated locations in Canada, and one affiliated location in Taiwan. Properties include distribution locations, retail locations, a central replenishment and distribution center and our corporate headquarters. Our distribution locations range in size from 1,000 to 69,000 square feet. Our central replenishment and distribution facility located in Memphis, Tennessee, is comprised of two buildings totaling 118,000 square feet under leases that expire in January 2012 and June 2014, respectively. Our west coast replenishment and distribution facility is located in Visalia, California, where we lease approximately 68,000 square feet under a lease that expires in December 2016. Our corporate headquarters are located in the Dallas/Fort Worth metropolitan area, where we lease approximately 42,000 square feet of commercial space under a lease that expires in August 2013. We own 23 locations, with the remainder leased under varying lease terms, ranging in maturities from one to ten years. Our facilities are in acceptable operating condition and generally adequate for current needs. We do not anticipate significant difficulty in obtaining lease renewals or alternate space as needed, although obtaining renewals or alternate space on acceptable terms cannot be assured.

Item 3.	Legal Proceedings.

We are involved in litigation from time to time in the ordinary course of our business. We are not currently involved in any outstanding litigation that we believe, individually or in the aggregate, will have a material adverse effect on our business, results of operations or financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Performance Graph

The following graph compares the cumulative 29-month total return provided to stockholders on our common stock relative to the cumulative total returns of the Dow Jones US Index, and a customized peer group of four companies that includes: MWI Veterinary Supply, Owens & Minor, Patterson Companies and Henry Schein. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock, in the peer group, and the index on January 31, 2007, and its relative performance is tracked through June 30, 2009.

COMPARISON OF 29 MONTH CUMULATIVE TOTAL RETURN*

Among Animal Health International Inc, The Dow Jones US Index
And A Peer Group

$140
$120
$100
$80
$60
$40
$20
$0
1/07
2/07
3/07
4/07
5/07
6/07
7/07
8/07
9/07
10/07
11/07
12/07
1/08
2/08
3/08
4/08
5/08
6/08
7/08
8/08
9/08
10/08
11/08
12/08
1/09
2/09
3/09
4/09
5/09
6/09
Animal Health International Inc
Dow Jones US
Peer Group

*$100 invested on 1/31/07 in stock or index, including reinvestment of dividends.
Fiscal year ending June 30.

	1/07	2/07	3/07	4/07	5/07	6/07	7/07	8/07	9/07	10/07	11/07	12/07	1/08

Animal Health International Inc	100.00	103.61	97.11	107.31	100.00	116.39	90.44	91.16	89.40	87.55	96.39	98.80	96.39
Dow Jones US	100.00	98.37	99.45	103.56	107.42	105.62	102.18	103.61	107.48	109.44	104.66	104.01	97.74
Peer Group	100.00	95.60	102.08	100.36	103.41	103.03	103.15	107.66	111.33	112.49	103.10	107.95	102.52
2/08	3/08	4/08	5/08	6/08	7/08	8/08	9/08	10/08	11/08	12/08	1/09	2/09	3/09	4/09	5/09	6/09

84.66	87.87	70.60	54.54	50.04	44.26	59.92	66.18	51.81	11.73	17.11	12.53	9.88	10.20	14.30	12.85	12.45
94.74	94.17	98.96	100.94	92.75	91.88	93.27	84.44	69.64	64.23	65.36	60.01	53.83	58.49	64.55	68.07	68.25
107.89	106.17	104.22	105.48	95.68	99.65	105.70	100.51	86.62	68.60	68.14	68.48	65.69	69.51	73.04	76.80	84.06
The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Market Information

As of June 30, 2009, there were 107 holders of record of our common stock. We completed our initial public offering in January 2007, and prior to that time there was no public market for our common stock. Our common stock is listed and traded on the NASDAQ Global Select Market under the symbol AHII.

The following table sets forth the range of high and low sales prices of our common stock as reported by the NASDAQ Global Select Market, for the period from July 1, 2007 to August 31, 2009. The quotations represent interdealer quotations, without adjustments for retail mark ups, mark downs, or commissions, and may not necessarily represent actual transactions.

	High	Low
FISCAL 2008
First Quarter	$15.74	$8.78
Second Quarter	$13.57	$10.02
Third Quarter	$13.67	$9.87
Fourth Quarter	$11.40	$5.58

FISCAL 2009
First Quarter	$8.75	$4.72
Second Quarter	$8.55	$1.17
Third Quarter	$2.38	$0.74
Fourth Quarter	$2.10	$1.20

FISCAL 2010
First Quarter (through August 31, 2009)	$2.12	$1.19

Market Capitalization

As a result of the continued economic downturn, the price of our stock has declined dramatically over the past year.  This decline has correspondingly decreased our market capitalization and is a key factor that caused us to record a $25.2 million goodwill impairment charge as of June 30, 2009.  We will continue to monitor our market capitalization and any other changes to our operations and operating business environment that could potentially cause additional impairment of our goodwill and other intangible assets.

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

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth information regarding securities authorized for issuance under our equity compensation plans as of June 30, 2009.
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	1,014,175	$5.03	1,241,767	(2)
Equity compensation plans not approved by security holders(3)	—	—	—

Total	1,014,175	$5.03	1,241,767

(1)	Includes our 2007 Stock Option and Incentive Plan.
(2)	Includes shares remaining available for future issuance under our 2007 Stock Option and Incentive Plan.
(3)	There are no equity compensation plans in place not approved by shareholders.

 Recent Sales of Unregistered Securities

We did not sell any unregistered securities during the fiscal year ended June 30, 2009.

Use of Proceeds from Registered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	Selected Financial Data.

All references to “Predecessor” refer to Walco Holdings, Inc. and its subsidiaries for all periods prior to the June 30, 2005 acquisition of Walco Holdings, Inc., which operated under a different ownership and capital structure.

The following selected consolidated financial data should be read in conjunction with, and is qualified by reference to, our consolidated financial statements and notes to those consolidated financial statements, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this annual report. The consolidated statement of operations data for the years ended June 30, 2007, 2008 and 2009, and the consolidated balance sheet data as of June 30, 2008 and 2009, are derived from our audited consolidated financial statements, which are included elsewhere in this annual report. The consolidated statement of operations data for the years ended June 30, 2005 and 2006, and the consolidated balance sheet data as of June 30, 2005, 2006 and 2007, are derived from our audited consolidated financial statements, which are not included in this annual report. Our historical results are not necessarily indicative of results to be expected for any future period.

Consolidated statement of operations data:
	Year ended June 30,
(in thousands, except per share data and number of representatives)	Predecessor	Successor
	2005	2006		2007	2008	2009

Net sales	$535,693		$571,192	$629,534	$716,542	$666,948
Direct cost of products sold	436,955		459,173	507,997	579,485	552,994

Gross profit	98,738		112,019	121,537	137,057	113,954

Selling, general, and
administrative expenses(1)	72,954		81,428	88,117	101,849	100,451
Acquisition costs(2)	7,759		—	6	37	3
Depreciation and amortization(3)	3,149		6,414	6,504	7,349	8,223
Goodwill impairment	—		—	—	—	25,164

Operating income (loss)	14,876		24,177	26,910	27,822	(19,887)
Other income (expense)
Interest expense	(5,071)		(13,726)	(18,307)	(10,277)	(8,761)
Other income	672		478	582	964	786

Income (loss) before income taxes	10,477		10,929	9,185	18,509	(27,862)
Income tax benefit (expense)	(3,203)		(3,542)	(3,957)	(7,408)	734

Net income (loss)	$7,274		$7,387	$5,228	$11,101	$(27,128)

Per share data:
Earnings (loss) per common share
Basic
Common			$0.43	$(13.01)	0.46	(1.12)
Class A	$3.38	$
Class L	$3.38	$
Class W	$3.38	$
Dilutive
Common			$0.43	$(13.01)	0.46	(1.12)
Class A	$2.82	$
Class L	$2.82	$
Class W	$2.82	$

Shares used in computing earnings per share:
Basic
Common			2,084	11,329	24,330	24,330
Class A	1,900
Class L	182
Class W	72
Diluted
Common			2,084	11,329	24,330	24,330
Class A	2,307
Class L	197
Class W	72

Consolidated balance sheet data:
Total assets	197,449		294,337	330,034	365,299	318,265
Total current and long-term debt	61,633		137,634	118,886	138,421	127,092
Total stockholders' equity (deficit)	38,087		(3,179)	86,115	96,224	70,381
Cash dividend declared
Per common share	$—		$—	$0.52	$—	$—

Other data:
Adjusted EBITDA(4)	$26,456		$31,069	$34,226	$37,514	$17,497
Field sales representatives(5)	220		218	238	242	221

(1)
Selling, general, and administrative expenses include (a) salary, wages, commissions, and related benefits of $39,022, $43,958, $47,619, $55,022, and $55,204 for the years ended June 30, 2005, 2006, 2007, 2008, and 2009, respectively; (b) management and advisory services fees paid to Bain Capital Partners, V, L.P. totaling $750 for the year ended June 30, 2005; (c) and management and advisory service fees and reimbursement of out-of-pocket expenses paid to Charlesbank totaling $575, $664, and $146 for the years ended June 30, 2005, 2006, and 2007, respectively. Refer to note 10 of our consolidated financial statements included in this Annual Report on Form 10-K for further information.

(2)
$7,759 represents costs incurred in connection with the sale of Predecessor on June 30, 2005.  $6, $37, and $3 represent costs of failed acquisitions for each of the years ended June 30, 2007, 2008, and 2009, respectively.

(3)
Depreciation expense includes the depreciation of property, plant and equipment and other assets and was $3,114, $3,039, $3,129, $3,178, and $3,617 for the years ended June 30, 2005, 2006, 2007, 2008, and 2009, respectively.

(4)
Adjusted EBITDA represents net income before interest expense, income tax expense, depreciation and amortization, goodwill impairment, stock-based compensation, and acquisition costs. We present adjusted EBITDA as a supplemental performance measure because we believe it facilitates operating performance comparisons from period to period and company to company by backing out potential differences caused by variations in capital structures (affecting interest expense), tax positions (such as the impact on periods or companies of changes in effective tax rates or net operating losses), the age and book depreciation of fixed assets (affecting relative depreciation expense), the impact of purchase accounting and the impact of non-recurring acquisition costs. Because adjusted EBITDA facilitates internal comparisons of our historical financial position and operating performance on a more consistent basis, we also use adjusted EBITDA in measuring our performance relative to that of our competitors and in evaluating acquisition opportunities. Adjusted EBITDA is not a measurement of our financial performance under generally accepted accounting principles in the United States (GAAP), and should not be considered as an alternative to net income, operating income or any other performance measures derived in accordance with GAAP or as an alternative to cash flow from operating activities as a measure of our profitability or liquidity. We understand that although adjusted EBITDA is frequently used by securities analysts, lenders and others in their evaluation of companies, our calculation of adjusted EBITDA may not be comparable to other similarly titled measures of other companies. EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

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

•	other companies in our industry may calculate adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

The following table reconciles adjusted EBITDA to net income (loss) as determined in accordance with GAAP for the periods indicated:

	Year ended June 30,
	Predecessor	Successor
(in thousands)	2005	2006	2007	2008	2009

Net income (loss)	$7,274	$7,387	$5,228	$11,101	$(27,128)
Interest expense	5,071	13,726	18,307	10,277	8,761
Income tax expense (benefit)	3,203	3,542	3,957	7,408	(734)
Depreciation and amortization	3,149	6,414	6,504	7,349	8,223
Goodwill impairment	—	—	—	—	25,164
Stock-based compensation	—	—	224	1,342	3,208
Acquisition costs	7,759	—	6	37	3

Adjusted EBITDA	$26,456	$31,069	$34,226	$37,514	$17,497

(5)	Number of sales representatives is measured at the end of the period. Field sales representatives typically service our customers in their surrounding geographical area on a weekly basis.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

Overview

    We are a leading distributor of animal health products in the United States and Canada. We sell more than 40,000 products sourced from over 1,500 manufacturers to over 71,000 customers, as well as provide consultative services to our customers in the highly fragmented animal health products industry. Products we distribute include pharmaceuticals, vaccines, parasiticides, diagnostics, capital equipment, sanitizers, devices, supplies, and dairy lagoon treatment systems. Our principal customers are veterinarians, production animal operators and animal health product retailers. We believe our customers purchase from us due to our longstanding relationships with them, knowledge of their businesses, service and ability to assist them in their operations. We have a 325 person sales force, including 221 field sales representatives. We process daily shipments from our central replenishment and distribution facility located in Memphis, Tennessee and 59 distribution locations strategically located in the United States, Canada and Taiwan. Our corporate headquarters is located in the Dallas/Fort Worth metropolitan area.

    Key factors and trends that have affected and we believe will continue to affect our operating results include:

•
Overall growth in the dairy industry. According to the USDA over the last several years the demand for dairy products has increased. As a result, the demand for production animal health products in the dairy market has increased. We have capitalized on this demand with increased sales of our dairy related production animal health products. We anticipate that this trend of growth in the dairy market will continue in the future and that we will be able to fulfill the corresponding demand for related production animal health products, resulting in increased sales.  Notwithstanding the overall historical trend, recently, the significant supply of dairy products, combined with soft demand due to the general economic downturn has decreased the profitability of our dairy customers.  Our dairy customer's declining profitability has caused them to limit their spending on dairy related production animal health products, resulting in decreased sales.

•
Consolidation by our customers in the dairy industry. The dairy market is undergoing significant consolidation resulting in a shift towards larger operations. According to the USDA, dairies with 500 or more cattle currently account for 58% of the milk producing cow population in the United States, as compared to 24% in 1997. Over the last several years we have leveraged our relationships with larger dairies and our national footprint to gain market share in the dairy-related production animal health products market. We anticipate that this trend of dairy consolidation will continue and we will seek to continue to gain market share.

•
Increased focus on companion animal customers. According to Sundale Research, over the last several years the market for companion animal health products has increased to approximately $3.5 billion. We believe this growth has been and will continue to be driven by the following trends:

-	widespread ownership of companion animals;

-	increased importance of companion animals in households;

-	growing awareness of companion animal health and wellness;

-	technology migration from the human life science product sector into the practice of veterinary medicine;

-	increased marketing programs sponsored by large pharmaceutical and companion animal nutrition companies; and

-	prolonged companion animal life spans creating demand for geriatric companion animal care products.

Over the past three years, we have begun to penetrate the urban and suburban veterinarian markets. We believe that by leveraging our centralized procurement and inventory management model we are well positioned to develop a leading cost-to-serve position in the companion animal health products market and to continue to capture market share, resulting in increased sales and profitability. While we believe we are a leader in the companion animal health product market, the market is highly fragmented with numerous national, regional and local distributors, and a few of our competitors with bigger market share have greater financial and other resources than we do.

•
Changes in consumer preferences. The demand for production animal health products is heavily dependent upon consumer demand for beef, dairy, poultry and swine. The food industry in general is subject to changing consumer trends, demands and preferences. For example, changes in consumer diets may negatively affect consumer demand for beef, dairy, poultry or swine, and therefore reduce the demand for our production animal health products. During the previous downturns in these markets, we experienced declines in sales.

    We generate revenue from our customers in three ways. Over 99% of our revenue is generated through “buy/sell” transactions. The remainder comes from consignment and agency transactions. In the “buy/sell” transactions, we take title to inventory from our manufacturers. We sell products to customers and invoice them. “Buy/sell” transactions are advantageous to us over other sales methods because we take title to the inventory and are able to promote these products on behalf of manufacturers and effectively manage the pricing and distribution of these products. For our consignment sales, we do not take title to the products, but we do stock and ship products to, and invoice customers. For our agency sales, we transmit orders from our customers to our manufacturers. The manufacturer ships the product directly to our customers and compensates us with a commission payment for handling the order from our customer and providing customer service. Manufacturers may occasionally switch between the “buy/sell” and agency methods for particular products. Currently and for the past three fiscal years, only one product with material sales has required treatment as a consignment sale.

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

Results of Operations

The following table summarizes historical results of operations for the period from July 1, 2006 to June 30, 2009, on an actual basis and as a percentage of net sales.

Our gross profit may not be comparable to those of other entities, since some entities include all of the costs related to their distribution network in cost of goods sold and others, like us, report non-direct costs in selling, general, and administrative expenses, and salaries, wages, commissions, and related benefits.  Further, the cost of our operations may not decline as rapidly as our decline in net sales, negatively impacting our profitability.

Summary consolidated results of operations table
	Year ended June 30,
(dollars in thousands)	2007	2008	2009

Net sales	$629,534	$716,542	$666,948

Direct cost of products sold	507,997	579,485	552,994

Gross profit	121,537	137,057	113,954

Selling, general, and administrative expenses (includes salary, wages, commission, and related benefits)	88,117	101,849	100,451
Acquisition costs	6	37	3
Depreciation and amortization	6,504	7,349	8,223
Goodwill impairment	—	—	25,164

Operating income (loss)	26,910	27,822	(19,887)

Other income (expense):
Interest expense	(18,307)	(10,277)	(8,761)
Other income	582	964	786

Income (loss) before income taxes	9,185	18,509	(27,862)

Income tax benefit (expense)	(3,957)	(7,408)	734

Net income (loss)	$5,228	$11,101	$(27,128)

Net sales	100.0%	100.0%	100.0%

Direct cost of products sold	80.7%	80.9%	82.9%

Gross profit	19.3%	19.1%	17.1%

Selling, general, and administrative expenses (includes salary, wages, commission, and related benefits)	14.0%	14.2%	15.1%
Acquisition costs	0.0%	0.0%	0.0%
Depreciation and amortization	1.0%	1.0%	1.2%
Goodwill impairment	—	—	3.8%

Operating income (loss)	4.3%	3.9%	-3.0%

Other income (expense):
Interest expense	-2.9%	-1.4%	-1.3%
Other income	0.1%	0.1%	0.1%

Income (loss) before income taxes	1.5%	2.6%	-4.2%

Income tax benefit (expense)	-0.7%	-1.0%	0.1%

Net income (loss)	0.8%	1.6%	-4.1%

Fiscal 2009 compared to fiscal 2008

Net sales. Net sales decreased $49.6 million, or 6.9%, to $666.9 million for the year ended June 30, 2009, from $716.5 million for the year ended June 30, 2008. The decrease in net sales was primarily attributable to lower spending by production animal customers whose profits have been constrained by fluctuating commodity prices and the general economic slowdown, and was partially offset by $12.2 million of incremental sales from the acquisition of Kane Veterinary Supplies, Ltd. (Kane) in the second quarter of fiscal 2008.  The number of field sales representatives decreased to 221 as of June 30, 2009, from 242 as of June 30, 2008, primarily as a result of consolidation of underperforming sales territories.

Gross profit. Gross profit decreased $23.1 million, or 16.9%, to $114.0 million for the year ended June 30, 2009, from $137.1 million for the year ended June 30, 2008. Gross profit as a percentage of sales was 17.1% for the year ended June 30, 2009, compared to 19.1% for the year ended June 30, 2008.  The decrease in gross profit resulted from the decline in sales combined with lower gross profit margins driven by declines in manufacturer rebates.

Selling, general, and administrative expenses. Selling, general, and administrative expenses, excluding depreciation and amortization, decreased $1.4 million, or 1.4%, to $100.5 million for the year ended June 30, 2009, from $101.9 million for the year ended June 30, 2008. The decrease was primarily the result of a decrease in variable selling and distribution expenses driven by lower sales volume combined with cost reduction efforts, partially offset by the $2.7 million bad debt provision resulting from a dispute with a manufacturer regarding a rebate receivable and $1.8 million of accelerated stock option expenses resulting from the May 2009 voluntary forfeiture of 1.0 million options by senior management.  The $2.7 million bad debt provision, $1.8 million of accelerated stock option expenses, and the fixed nature of certain expenses such as salaries, rent, and computer related costs drove an increase in selling, general and administrative expenses as a percentage of sales from 14.2% for the year ended June 30, 2008, to 15.1% for the year ended June 30, 2009.  Without the $2.7 million bad debt provision and the $1.8 million of accelerated stock option expenses, selling, general and administrative expenses as a percentage of sales would have totaled 14.4% for the year ended June 30, 2009.

Depreciation and amortization. Depreciation and amortization increased from $7.3 million for the year ended June 30, 2008, to $8.2 million for the year ended June 30, 2009. The increase results primarily from increased amortization of intangible assets driven by purchase price allocations for the acquisition of Kane.

Goodwill impairment.  The Company's stock price and market capitalization declined significantly in the past year, and the Company experienced no growth in the current year and anticipates slower growth rates in the future.  These factors are significant to the annual impairment test, and as a result, the Company recorded an impairment charge of $25.2 million as of June 30, 2009, to reduce the carrying value of goodwill.

Other expenses. Other expenses decreased $1.3 million, or 14.4%, to $8.0 million for the year ended June 30, 2009, from $9.3 million for the year ended June 30, 2008. The decrease in other expenses was due to a decrease in interest expense of $1.5 million to $8.8 million in the year ended June 30, 2009, as compared to $10.3 million in the year ended June 30, 2008. This decrease was due to lower average interest rates and less debt outstanding than in the prior year.

Income tax expenses. Income tax expense decreased $8.1 million to a tax benefit of $0.7 million for the year ended June 30, 2009, from a $7.4 million tax expense for the year ended June 30, 2008.  Excluding permanent differences resulting from goodwill impairment, stock-based compensation and other non-deductable items, the adjusted effective tax rate was 37.7% and 37.9% for the years ended June 30, 2008 and 2009, respectively.

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

Selling, general, and administrative expenses. Selling, general, and administrative expenses, excluding depreciation and amortization, increased $13.7 million, or 15.6%, to $101.8 million for the year ended June 30, 2008, from $88.1 million for the year ended June 30, 2007. The increase was the result of an increase in variable selling and distribution expenses driven by sales volume combined with $0.6 million of increased Sarbanes-Oxley Section 404 implementation costs, $1.1 million of increased public company related expenses, $1.1 million of increased stock option expenses, $1.0 million of severance obligations accrued primarily for the Company's former Senior Vice President and Chief Operating Officer, and $0.5 million of increased health care costs, all partially offset by the inclusion in the prior year of $2.8 million of non-recurring legal expenses related to the settlement of a dispute with a vendor.  The fixed nature of other corporate expenses helped to offset these increases, resulting in only a slight increase in selling, general and administrative expenses as a percentage of sales from 14.0% for the year ended June 30, 2007, to 14.2% for the year ended June 30, 2008.

Depreciation and amortization. Depreciation and amortization increased from $6.5 million for the year ended June 30, 2007, to $7.3 million for the year ended June 30, 2008.  The increase results primarily from increased amortization of intangible assets driven by the acquisition of Kane in the second quarter of fiscal 2008 and adjustments to the purchase price allocations of the acquisitions completed during the second, third, and fourth quarters of 2007.

Other expenses. Other expenses decreased $8.4 million, or 47.5%, to $9.3 million for the year ended June 30, 2008, from $17.7 million for the year ended June 30, 2007. The decrease in other expenses was due to a decrease in interest expense of $8.0 million to $10.3 million in the year ended June 30, 2008, as compared to $18.3 million in the year ended June 30, 2007. This decrease was due to $2.4 million of debt issue cost write-offs and early extinguishment penalties incurred in the year ended June 30, 2007 as compared to $0.3 million of debt issue cost write-offs in the year ended June 30, 2008, combined with lower interest rates and decreased debt outstanding following the Company's initial public offering.

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

Seasonality of operating results

Historically, our quarterly sales and operating results have varied significantly, and will likely continue to do so in the future. Seasonality has been caused by product usage, climate changes, promotions, rebates and announced price increases. Historically, sales have been higher during the spring and fall months due to increased sales of production animal health products. The transportation of production animals during the spring and fall months drives seasonal product usage. The transportation of production animals occurs during various times in the animal’s life cycle. The cycle begins with the cow-calf stage where the calf is born and raised to six to eight months of age. At that point the calf moves to pasture for three to five months. The last movement occurs when the animal is placed in the feedyard. Movement and climate changes cause stress upon the animal, which increases the risk of disease. Thus, prior to each of these moves, the animal is typically treated for disease prevention. These buying patterns can also be affected by manufacturers’ and distributors’ marketing programs launched during the summer months, particularly in June, which can cause customers to purchase production animal health products in advance of actual usage. This kind of early purchasing may reduce the sales in the months these purchases typically would have been made. In the companion animal health products market, sales of flea, tick and heartworm products drive sales during the spring and summer months. See “Risk factors—Our quarterly operating results may fluctuate due to factors outside of management’s control.” Additionally, while we accrue rebates as they are earned, our rebates have historically been highest during the quarter ended December 31, since some of our manufacturers’ rebate programs are designed to include targets to be achieved on calendar year sales. We anticipate that this trend with respect to manufacturers’ rebate programs will continue, but just as in the fourth calendar quarter of 2008, we do not believe that it will have as strong an impact upon the quarter ended December 31, 2009, as it has in prior years due to manufacturers shifting growth goals from annual to quarterly or trimester goals and the elimination of an annual rebate program by a key vendor.

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

Consolidated statements of operations for the quarter (unaudited)

	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
(in thousands)	2007	2007	2008	2008	2008	2008	2009	2009

Net sales	$164,365	$203,230	$170,650	$178,297	$169,023	$184,477	$150,931	$162,517
Direct cost of products sold	135,734	163,326	137,815	142,610	138,723	152,209	125,602	136,460

Gross profit	28,631	39,904	32,835	35,687	30,300	32,268	25,329	26,057
Selling, general, and
administrative expenses(1)	22,917	26,262	25,546	27,124	25,618	24,397	22,227	28,209
Acquisition costs	—	—	—	37	—	—	—	3
Depreciation and amortization	1,645	1,712	1,924	2,068	2,076	2,054	2,039	2,054
Goodwill impairment	—	—	—	—	—	—	—	25,164

Operating income (loss)	4,069	11,930	5,365	6,458	2,606	5,817	1,063	(29,373)
Other income (expense):
Other income	287	266	219	192	229	189	206	162
Interest expense	(2,647)	(2,719)	(2,492)	(2,419)	(2,334)	(2,289)	(1,877)	(2,261)

Income (loss) before income taxes	1,709	9,477	3,092	4,231	501	3,717	(608)	(31,472)
Income tax benefit (expense)	(688)	(3,930)	(1,215)	(1,575)	(217)	(1,448)	284	2,115

Net income (loss)	$1,021	$5,547	$1,877	$2,656	$284	$2,269	$(324)	$(29,357)

(1)	Includes salaries, wages, commissions, and related benefits.

    The decline in sales during the fourth quarter of 2009 was primarily attributable to lower spending by production animal customers whose profits have been constrained by fluctuating commodity prices and the general economic slowdown.  The decrease in gross profit during the fourth quarter of 2009 resulted from the decline in sales combined with lower gross profit margins driven by declines in manufacturer rebates.  The increase in selling, general and administrative expenses during the fourth quarter of 2009 was the result of the $2.7 million bad debt provision and $1.8 million of accelerated expense driven by the voluntary forfeiture of options by senior management, both partially offset by a decrease in variable selling and distribution expenses driven by lower sales volume combined with cost reduction efforts.  The Company's stock price and market capitalization declined significantly in the past year, and the Company experienced no growth in the current year and anticipates slower growth rates in the future.  These factors are significant to the annual impairment test, and as a result, the Company recorded an impairment charge of $25.2 million as of June 30, 2009, to reduce the carrying value of goodwill.

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

   Operating activities. For the year ended June 30, 2009, net cash provided by operating activities was $21.8 million, and was primarily attributable to a decrease in working capital of $11.9 million and $40.3 million of net non-cash costs, partially offset by $27.1 million of net losses and a change in deferred income taxes of $3.2 million. The change in working capital included a decrease in accounts receivable of $6.0 million and a decrease in inventories of $8.4 million, partially offset by a decrease in accounts payable of $2.9 million. The decrease in accounts receivable resulted from a decline in sales from the prior year. The decrease in inventories resulted from the decline in sales that caused a reduction in purchasing and drove the corresponding decrease in accounts payable. The non-cash costs included $25.2 million of goodwill impairment, $8.2 million of depreciation and amortization, $0.7 million of debt issue cost amortization, $3.2 million of bad debt expense, and $3.2 million of stock-based compensation. The bad debt expense included a $2.7 million provision resulting from a dispute with a manufacturer regarding a rebate receivable. Stock-based compensation included the impact of $1.8 million of accelerated expense as a result of the voluntary forfeiture of 1.0 million options by senior management in May 2009.

    For the year ended June 30, 2008, net cash provided by operating activities was $6.0 million, and was primarily attributable to $11.1 million in net income, $9.9 million of net non-cash costs, and a change in deferred income taxes of $1.2 million, all partially offset by an increase in working capital of $16.4 million. The non-cash costs included $7.3 million of depreciation and amortization, $0.8 million of debt issue cost amortization, $0.7 million of bad debt expense, and $1.3 million of stock-based compensation. The debt issue cost amortization includes the write-off of $0.3 of debt issue costs resulting from the August 2007 refinancing of the term loan debt. The change in working capital included a decrease in accounts payable of $7.3 million and a decrease in accrued liabilities of $9.9 million. The decrease in accounts payable resulted primarily from a shift in purchasing to vendors with shorter payment terms. The decrease in accrued liabilities resulted primarily from payments of income tax accruals, liabilities related to acquisitions, and accrued non-recurring legal expenses related to the July 2007 settlement of a dispute with a vendor.

    For the year ended June 30, 2007, net cash provided by operating activities was $10.4 million, and was primarily attributable to $5.2 million in net income and $8.6 million of non-cash costs, offset by a change in deferred income taxes of $2.6 million and an increase in working capital of $0.8 million. The non-cash costs included $6.5 million of depreciation and amortization and $2.2 million of debt issue cost amortization. The debt issue cost amortization includes the write-off of $1.5 million of debt issue costs resulting from the pay off of the second lien notes. The change in working capital included an increase in inventories of $5.9 million and changes in income tax receivables/payables of $3.4 million, partially offset by an increase in accounts payable of $8.2 million. The increase in inventories resulted from a rise in inventory purchases that drove the corresponding increase in accounts payable. The change in income tax receivables/payables resulted from estimated tax payments partially offset by income tax accruals.

    Investing activities. For the year ended June 30, 2009, net cash used for investing activities was $4.2 million, and was primarily attributable to $2.9 million of purchases of property, plant and equipment, and $2.9 million of purchase price adjustments primarily related to the acquisition of Kane in the second quarter of fiscal 2008, partially offset by $0.7 million of collections on notes receivable and $0.5 million of proceeds from the sale of property, plant, and equipment.

    For the year ended June 30, 2008, net cash used for investing activities was $27.5 million, and was primarily attributable to $23.0 million, net of cash acquired, for the acquisition of Kane, $4.1 million of purchases of property, plant and equipment, and $2.2 million of purchase price adjustments related to acquisitions completed in the prior year, all partially offset by $1.7 of proceeds from the sale of property, plant, and equipment.

    For the year ended June 30, 2007, net cash used for investing activities was $24.7 million, and was primarily attributable to $21.9 million, net cash acquired, for the acquisition of six companies and purchases of property, plant and equipment of $3.6 million.

Financing activities. For the year ended June 30, 2009, net cash used for financing activities was $17.2 million, and was primarily attributable to net repayments on the revolving credit facility totaling $15.2 million, principal payments on other debt totaling $1.3 million, and the payment of $1.1 million of debt issue costs related to the May 2009 amendment to the revolving credit facility.

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

Capital resources. On June 30, 2005, the Company and a group of financial institutions entered into certain credit agreements (the Credit Agreements), which included a $110.0 million revolving credit facility (the Revolver), and other loans that have subsequently been paid in full.  In September 2006, the Revolver was amended with total capacity totaling $125.0 million and maturity on June 30, 2010.

In August 2007, the Company entered into a new $44.5 million first lien term loan and with borrowings thereunder paid in full the $44.5 million balance of our then existing $45.0 million first lien term loan. The $44.5 million first lien term loan matures on May 31, 2011, and bears interest at an annual rate equal to LIBOR plus 2.0%, which is paid quarterly.  Borrowings are collateralized by a first priority interest in and lien on all of the Company’s assets.

In October 2007, the Revolver was amended to a $135.0 million facility, which matures on June 30, 2010. The amended Revolver included a $10.0 million overcollateralization first drawn sub-limit that amortized and expired on March 31, 2009. The outstanding borrowings under the $10.0 million overcollateralization first drawn sub-limit bore interest at the rate of 0.75% above the rate as defined per the terms of the September 2006 Revolver amendment. The outstanding borrowings under the Revolver’s base $135.0 million facility bore interest at the rate as defined per the terms of the September 2006 Revolver amendment.

    In May 2009, the Revolver was amended with capacity of $130.0 million and maturity extended to the earlier of June 30, 2012, or 60 days prior to the final extended maturity date of the Term Note, which currently matures on May 31, 2011. The outstanding borrowings under the amended facility bear interest through July 20, 2009, at LIBOR plus 3.50% for U.S. borrowings and CDOR Rate plus 1% for Canadian borrowings, and thereafter at rates based upon the Company’s Leverage Ratio as defined in the amended Revolver with LIBOR-based rates ranging from LIBOR and CDOR Rate plus 3.00% to LIBOR and CDOR Rate plus 3.75%, and with Prime-based rates ranging from U.S. Prime and Canadian Prime Rate plus 0.50% to U.S. Prime and Canadian Prime Rate plus 1.25%. Borrowings remain collateralized by a first priority interest in and lien on all of the Company’s assets. At June 30, 2009, the Company’s availability under the Revolver totaled $31.7 million.

As of June 30, 2009, the interest rates for the Revolver ranged from 3.82% to 4.25%, and the interest rate for the first lien term loan was 2.31%.  Additionally, the Company is required to pay a commitment fee on the daily unused amount of the Revolver at a per annum rate of 0.50%. The credit agreements contain certain covenants that, among other things, restrict our ability to incur additional indebtedness, make certain payments, sell assets, enter into certain transactions with affiliates and create liens. Moreover, certain of these agreements require us to maintain specified financial ratios. The most restrictive covenant relates to the creation or assumption of additional indebtedness. The Company was in compliance with all financial covenants at June 30, 2009.

    The Company utilizes cash flow hedge accounting and uses derivative financial instruments to effectively convert a portion of its variable-rate debt to fixed-rate debt.

On April 18, 2007, the Company entered into a $43.0 million notional value swap transaction with a financial institution effective April 18, 2007. The Company receives a floating rate based on LIBOR and pays a fixed rate of 4.95%. The swap agreement terminates on June 28, 2010. As of June 30, 2009, the fair value of this swap was a net liability of $1.8 million.

On April 18, 2007, the Company entered into a $52.0 million notional value swap transaction with a financial institution effective April 18, 2007. The Company receives a floating rate based on LIBOR and pays a fixed rate of 4.95%. The swap agreement terminates on May 7, 2010. As of June 30, 2009, the fair value of this swap was a net liability of $2.1 million.

Swap agreement fair values are recorded on the consolidated balance sheet as a component of current portion of long-term debt. The fair values of the interest rate swap agreements were estimated based on current settlement prices and quoted market prices of comparable contracts. The Company calculated no ineffectiveness on the interest rate swap agreements at June 30, 2008 and 2009.  An unrealized loss of $2.4 million, net of taxes of $1.5 million, is recorded on the consolidated balance sheet as accumulated other comprehensive income (loss).

The market values of the interest rate swap agreements recorded in accumulated other comprehensive income (loss) may be recognized in the consolidated statements of operations if certain terms in the Revolver or new term note change, if the Revolver or new term note are extinguished, or if the interest rate swap agreements are terminated prior to maturity. The net receipts or payments from the interest rate swap agreements are recorded in interest expense.  During the years ended June 30, 2008 and 2009, changes in the fair values of interest rate swap agreements totaled $(3.7) million and $(1.1) million, respectively, and the Company reclassified $0.5 million and $2.7 million, respectively, from accumulated other comprehensive income (loss) to interest expense.

Off-Balance Sheet Arrangements

As of June 30, 2009, we did not have any off-balance sheet arrangements other than the operating lease commitments in the contractual obligations table below.

Contractual obligations

Our contractual obligations as of June 30, 2009 mature as follows:
		Payments Due by Period
(in thousands)	Total	1 Year or Less	More than 1 Year-3 Years	More than 3 Year-5 Years	More than 5 Years
Revolver	$79,245	$—	$79,245	$—	$—
Operating lease commitments	18,640	4,646	7,358	4,506	2,130
Long-term debt and interest rate swap obligations (including current portion)	47,847	7,179	40,668	—	—
Interest on long-term debt and line-of-credit(1)	9,006	5,766	3,240	—	—
Total contractual obligations(2)	$154,738	$17,591	$130,511	$4,506	$2,130

(1)
Future interest payments are calculated based on the assumption that all debt is outstanding until maturity. For debt instruments with variable interest rates, interest has been calculated for all future periods using the rates in effect as of June 30, 2009.

(2)	The Company is subject to purchase obligations under certain of its purchase contracts, but management does not believe that they are material.

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

Manufacturer rebates. Inventory rebates are recognized when estimable and probable and include inventory purchase rebates and sales-related rebates. Inventory purchase rebates received are capitalized into inventory while sales-related rebates are recorded as a reduction of cost of products sold. Historically, actual results have not significantly deviated from those determined using the estimates described above. We expect that our future estimates will continue to be reasonable as our rebates are based upon specific vendor program goals and are recorded each month based principally upon achievement of sales performance measures.  The Company records an allowance for doubtful accounts to allow for any amounts which may be unrecoverable. This allowance is adjusted as necessary to reserve for specific rebates that are deemed to be uncollectible.

Goodwill and other intangibles.  Intangibles assets include nonamortizing goodwill and trademarks and trade names and amortizing customer relationships and noncompete agreements, which are being amortized over their estimated useful lives of twelve and eight years, respectively. The Company evaluates goodwill and other intangible assets on an annual basis and between annual tests whenever events or circumstances indicate that the carrying value of the goodwill or other intangible asset may exceed its fair value. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in the Company’s expected future cash flows; a sustained, significant decline in the Company’s stock price and market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of the Company’s goodwill and other intangible assets and could have a material impact on the Company’s consolidated financial statements.

    At June 30, 2008, the Company performed its annual impairment test and determined that no impairment had occurred. At December 31, 2008, the Company’s stock price and market capitalization had declined significantly from June 30, 2008, and the Company had experienced no growth during that six month period. As a result, the Company concluded that indicators had emerged that required impairment testing to be performed at December 31, 2008. Accordingly, the Company performed an interim test of impairment. The fair value of the Company was estimated utilizing the income approach to derive an enterprise value of the Company. This income approach was validated by comparing the fair value to fair value estimates using a market approach. The market approach included the determination that the Company’s stock price at December 31, 2008, did not reflect a control premium that was considered in deriving the enterprise value. Based upon the results of this testing, the Company concluded that no impairment of goodwill and other intangible assets existed at December 31, 2008. At June 30, 2009, the Company performed its annual impairment test.  The Company’s stock price and market capitalization remained low, and the Company experienced no growth in the current year and anticipated slower growth rates in the future. The fair value of the Company was estimated utilizing the income approach to derive an enterprise value of the Company. This income approach was validated by comparing the fair value to fair value estimates using a market approach. The market approach included the determination that the Company’s stock price at June 30, 2009, did not reflect a control premium that was considered in deriving the enterprise value. Based upon the results of this testing, the Company concluded that no impairment of customer relationships, noncompete agreements, or trademarks and trade names existed at June 30, 2009, however, the carrying value of goodwill exceeded its fair value, and the Company recorded a $25.2 million impairment charge as of June 30, 2009. The Company will continue to evaluate goodwill and other intangible assets for potential impairment based upon any changes to the Company’s operations or its operating business environment.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Exposure to Interest Rates

The Company is exposed to certain market risks arising from transactions that are entered into in the normal course of business. As part of our financial risk management program, we use certain derivative financial instruments to manage these risks. The Company does not engage in financial transactions for speculative purposes and therefore holds no derivative instruments for trading purposes. The Company’s exposure to market risk for changes in interest rates relates to variable interest rates on borrowings under the Company’s credit agreements. During April 2007, the Company entered into interest rate swap agreements at an interest rate of 4.95% on $95.0 million of its debt in order to manage exposure to interest rate changes related to these borrowings. This interest rate swap effectively converted $95.0 million of debt from floating to fixed interest rates. At June 30, 2009, the fair value of the interest rate swap agreements was a net liability of $3.9 million. At June 30, 2009, $27.9 million of the Company’s debt remained subject to market risk for changes in interest rates. If the weighted average interest rate on the Company’s remaining variable rate indebtedness rose 36 basis points (a 10.0% change from the calculated weighted average interest rate as of June 30, 2009), assuming no change in the Company’s outstanding balance under its Revolver and $44.5 million first lien term loan, the Company’s annualized income before taxes and cash flows from operating activities would decline by approximately $0.1 million. If the weighted average interest rate on the Company’s remaining variable rate indebtedness decreased 36 basis points (a 10.0% change from the calculated weighted average interest rate as of June 30, 2009), assuming no change in the Company’s outstanding balance under its Revolver and $44.5 million first lien term loan, the Company’s annualized income before taxes and cash flows from operating activities would increase by approximately $0.1 million.

Exposure to Exchange Rates

        Our subsidiaries are located in Canada and Taiwan. Due to the relative low volume of payments made by us through these subsidiaries, we do not believe that we have significant exposure to foreign currency exchange risks. We currently do not use derivative financial instruments to mitigate foreign currency exchange risks. We continue to review this issue and may consider hedging certain foreign exchange risks through the use of currency futures or options in future years.

Item 8.	Financial Statements and Supplementary Data.

The consolidated financial statements required to be filed are indexed on page F-1 and are incorporated herein.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On September 24, 2008, the Company's Board of Directors retained a new independent registered public accounting firm, Grant Thornton LLP ("Grant Thornton"), for the fiscal year ended June 30, 2009.  There was no dispute or disagreement with the Company's former independent registered public accounting firm over any accounting matter.  The change in registrant's certifying accountant was reported on Form 8-K on September 30, 2008.

Item 9A.	Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

    Our Chief Executive Officer and our Chief Financial Officer have concluded that, as of June 30, 2009, our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) to ensure that information required to be disclosed by us in the reports that we submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  This evaluation was completed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer and included evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or 15(d)-15(e) promulgated under the Exchange Act.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarterly period ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Annual Report on Internal Control Over Financial Reporting

    Management's Annual Report on Internal Control Over Financial Reporting, which appears on page F-2 of this Annual Report on Form 10-K, is incorporated by reference herein.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Certain information required by this Item 10 relating to our directors and executive officers is incorporated by reference herein from our proxy statement in connection with our 2009 annual meeting of stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended June 30, 2009.

Audit Committee Financial Expert

Our board of directors has determined that each of Messrs. Corcoran, Pinkerton, and Steinhart qualifies as an “audit committee financial expert” as defined in Item 401(h) of Regulation S-K, and are “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

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

Certain information required by this Item 11 relating to remuneration of directors and executive officers and other transactions involving management is incorporated by reference herein from our proxy statement in connection with our 2009 annual meeting of stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended June 30, 2009.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Certain information required by this Item 12 relating to security ownership of certain beneficial owners and management is incorporated by reference herein from our proxy statement in connection with our 2009 annual meeting of stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended June 30, 2009. For information on securities authorized for issuance under equity compensation plans, see the section entitled “Market for Registrant’s Common Equity and Related Stockholders Matters” in Part II, Item 5 in this Annual Report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Certain information required by this Item 13 relating to certain relationships and related transactions is incorporated by reference herein from our proxy statement in connection with our 2009 annual meeting of stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended June 30, 2009.

Item 14.	Principal Accounting Fees and Services.

Certain information required by this Item 14 regarding principal accounting fees and services is set forth under “Matters Concerning Our Independent Registered Public Accounting Firm” in our proxy statement in connection with our 2009 annual meeting of stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended June 30, 2009.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

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

ANIMAL HEALTH INTERNATIONAL, INC.

Date: September 3, 2009	/s/ WILLIAM F. LACEY
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

Signature	Title	Date

/s/ JAMES C. ROBISON James C. Robison	Chief Executive Officer, President and Chairman (Principal Executive Officer)	September 3, 2009

/s/ WILLIAM F. LACEY William F. Lacey	Sr. Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	September 3, 2009

/s/ MICHAEL EISENSON Michael Eisenson	Director	September 3, 2009

/s/ MARK ROSEN Mark Rosen	Director	September 3, 2009

/s/ BRANDON WHITE Brandon White	Director	September 3, 2009

/s/ RONALD STEINHART Ronald Steinhart	Director	September 3, 2009

/s/ DAVID BIEGLER David Biegler	Director	September 3, 2009

/s/ JERRY PINKERTON Jerry Pinkerton	Director	September 3, 2009

/s/ E. THOMAS CORCORAN E. Thomas Corcoran	Director	September 3, 2009

Animal Health International, Inc.

Management's Annual Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2009.

        This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

/s/ James C. Robison James C. Robison Chief Executive Officer of the Company
/s/ William F. Lacey William F. Lacey Chief Financial Officer of the Company

September 3, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Animal Health International, Inc.

We have audited the accompanying consolidated balance sheet of Animal Health International, Inc. and subsidiaries as of June 30, 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Animal Health International, Inc. and subsidiaries as of June 30, 2009, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Dallas, Texas
September 3, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Animal Health International, Inc.:

We have audited the accompanying consolidated balance sheet of Animal Health International, Inc. and subsidiaries as of June 30, 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the two-year period ended June 30, 2008.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Animal Health International, Inc. and subsidiaries as of June 30, 2008, and the results of their operations and their cash flows for each of the years in the two-year period ended June 30, 2008, in conformity with U.S. generally accepted accounting principles.

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

/s/ KPMG LLP

Dallas, Texas
September 9, 2008

ANIMAL HEALTH INTERNATIONAL, INC.

Consolidated Balance Sheets
June 30, 2008 and 2009
(In thousands, excluding share information)
	June 30, 2008	June 30, 2009
Assets
Current assets:
Cash and cash equivalents	$2,452	$2,749
Accounts receivable, net	84,549	74,441
Current portion of notes receivable	608	126
Income tax receivable	1,167	1,001
Merchandise inventories, net	98,847	89,315
Deferred income taxes	2,682	3,358
Prepaid expenses	1,657	2,319
Total current assets	191,962	173,309
Noncurrent assets:
Notes receivable, net of current portion	511	280
Property, plant, and equipment, net	17,096	16,043
Goodwill	82,642	60,334
Customer relationships, net	31,428	28,022
Noncompete agreements, net	4,636	3,436
Trademarks and trade names	33,170	33,170
Debt issue costs and other assets, net	3,854	3,671
Total assets	$365,299	$318,265

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$86,213	$83,567
Accrued liabilities	13,879	13,055
Current portion of long-term debt	1,259	7,179
Total current liabilities	101,351	103,801

Noncurrent liabilities:
Long-term debt, net of current portion	137,162	119,913
Deferred lease incentives	1,437	1,101
Deferred income taxes	26,282	23,069
Other long-term liabilities	2,843	—
Total liabilities	269,075	247,884

Commitments and contingencies (note 14)
Stockholders’ equity:
Preferred stock, par value $0.01 per share. Authorized 10,000,000 shares,
issued and outstanding 0 shares	—	—
Common stock, par value $0.01 per share. Authorized 90,000,000 shares,
issued and outstanding 24,329,670 shares	243	243
Additional paid-in capital	129,704	132,912
Accumulated deficit	(31,725)	(58,853)
Accumulated other comprehensive loss	(1,998)	(3,921)
Total stockholders’ equity	96,224	70,381

Total liabilities and stockholders’ equity	$365,299	$318,265

See accompanying Notes to Consolidated Financial Statements.

ANIMAL HEALTH INTERNATIONAL, INC.

Consolidated Statements of Operations
Years ended June 30, 2007, 2008, and 2009
(In thousands, except per share data)
	Year ended June 30,
	2007	2008	2009
Net sales	$629,534	$716,542	$666,948
Costs and expenses:
Direct cost of products sold (excludes depreciation and amortization)	507,997	579,485	552,994
Salaries, wages, commissions, and related benefits	47,619	55,022	55,204
Selling, general, and administrative	40,498	46,827	45,247
Acquisition costs	6	37	3
Depreciation and amortization	6,504	7,349	8,223
Goodwill impairment	—	—	25,164
Operating income (loss)	26,910	27,822	(19,887)
Other income (expense):
Other income	582	964	786
Interest expense	(18,307)	(10,277)	(8,761)
Income (loss) before income taxes	9,185	18,509	(27,862)

Income tax beneift (expense)	(3,957)	(7,408)	734
Net income (loss)	$5,228	$11,101	$(27,128)
Dividend on redeemable preferred stock	(53,323)	—	—
Deemed dividend upon conversion of redeemable preferred stock	(95,227)	—	—
Preferred stock participation in undistributed earnings	(4,062)	—	—
Net income (loss) available to common shareholders	$(147,384)	$11,101	$(27,128)
Earnings (loss) per common share:
Basic	$(13.01)	$0.46	$(1.12)
Diluted	$(13.01)	$0.46	$(1.12)
Shares used in computing earnings per share:
Basic	11,329	24,330	24,330
Diluted	11,329	24,330	24,330

See accompanying Notes to Consolidated Financial Statements.

ANIMAL HEALTH INTERNATIONAL, INC.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)
Years ended June 30, 2007, 2008, and 2009
(In thousands, excluding share information)

	Common stock					Accumulated
				Additional	Accumulated	other
	Number of			paid-in	earnings/	comprehensive
	shares	Amount		capital	(deficit)	income (loss)	Total
Balance, June 30, 2006	2,259,991	$23		$(9,405)	$6,446	$(243)	$(3,179)
Dividend on common stock of $0.52 per share	—	—		—	(1,177)	—	(1,177)
Dividend on redeemable preferred stock of $25.12 per share	—	—		—	(53,323)	—	(53,323)
Forfeiture of common stock	(5,503)	(1)		—	—	—	(1)
Conversion of redeemable preferred stock into common stock	12,975,182	13	0	47,370	—	—	47,500
Sale of common stock under initial public offering	9,100,000	91		102,088	—	—	102,179
Costs directly associated with initial public offering	—	—		(11,910)	—	—	(11,910)
Stock-based compensation	—	—		224	—	—	224
Comprehensive income:
Net income	—	—		—	5,228	—	5,228
Unrealized gain on derivative instruments, net of tax	—	—		—	—	535	535
Foreign currency translation adjustment	—	—		—	—	39	39
Total comprehensive income							5,802
Balance, June 30, 2007	24,329,670	$243		$128,367	$(42,826)	$331	$86,115
Costs directly associated with initial public offering	—	—		(5)	—	—	(5)
Stock-based compensation	—	—		1,342	—	—	1,342
Comprehensive income:
Net income	—	—		—	11,101	—	11,101
Unrealized loss on derivative instruments, net of tax	—	—		—	—	(2,241)	(2,241)
Foreign currency translation adjustment	—	—		—	—	(88)	(88)
Total comprehensive income							8,772
Balance, June 30, 2008	24,329,670	$243		$129,704	$(31,725)	$(1,998)	$96,224
Stock-based compensation	—	—		1,405	—	—	1,405
Voluntary cancellation of stock options	—	—		1,803	—	—	1,803
Comprehensive income:
Net loss	—	—		—	(27,128)	—	(27,128)
Unrealized loss on derivative instruments, net of tax	—	—		—	—	(646)	(646)
Foreign currency translation adjustment	—	—		—	—	(1,277)	(1,277)
Total comprehensive loss							(29,051)
Balance, June 30, 2009	24,329,670	$243		$132,912	$(58,853)	$(3,921)	$70,381

See accompanying Notes to Consolidated Financial Statements.

ANIMAL HEALTH INTERNATIONAL, INC.

Consolidated Statements of Cash Flows
Years ended June 30, 2007, 2008, and 2009
(In thousands)

	Year ended June 30,
	2007	2008	2009
Cash flows from operating activities:
Net income (loss)	$5,228	$11,101	$(27,128)
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depreciation and amortization	6,504	7,349	8,223
Goodwill impairment	—	—	25,164
Amortization of debt issue costs	2,214	805	728
Bad debt expense (recovery)	(293)	690	3,184
Stock-based compensation	224	1,342	3,208
Gain on sale of equipment	(26)	(292)	(219)
Deferred income taxes	(2,629)	1,167	(3,228)
Deferred lease incentives	—	224	—
Changes in assets and liabilities (net of effects of acquisitions):
Accounts receivable	1,656	(1,792)	5,986
Merchandise inventories	(5,935)	1,634	8,365
Income taxes receivable/payable	(3,353)	12	368
Prepaid expenses	(509)	948	(679)
Accounts payable	8,171	(7,348)	(2,931)
Accrued liabilities and other	(822)	(9,877)	756

Net cash provided by operating activities	10,430	5,963	21,797

Cash flows from investing activities:
Purchase of property, plant, and equipment	(3,567)	(4,074)	(2,856)
Disposition (purchase) of other assets	(395)	(12)	289
Business acquisitions, net of cash acquired (includes $1,376 and
$1,017 of direct acquisition costs)	(21,936)	(23,033)	—
Purchase price adjustments	742	(2,246)	(2,856)
Proceeds from sale of property, plant, and equipment	206	1,674	509
Net changes in notes receivable	275	144	700

Net cash used for investing activities	(24,675)	(27,547)	(4,214)

Cash flows from financing activities:
Repayment of long-term debt	(112,381)	(45,933)	(1,270)
Borrowings of long-term debt	90,002	44,550	—
Net borrowings (repayments) under revolving credit facilities	1,188	20,902	(15,211)
Debt issue costs	(630)	(487)	(1,098)
Change in overdraft balances	4,833	(2,937)	333
Dividend on redeemable preferred stock	(53,323)	—	—
Dividend on common stock	(1,177)	—	—
Net proceeds from (costs for) the issuance of common stock	90,269	(5)	—

Net cash provided by (used for) financing activities	18,781	16,090	(17,246)

Effect of exchange rate changes in cash and cash equivalents	179	195	(40)

Net increase (decrease) in cash and cash equivalents	4,715	(5,299)	297

Cash and cash equivalents, beginning of year	3,036	7,751	2,452

Cash and cash equivalents, end of year	$7,751	$2,452	$2,749

See accompanying Notes to Consolidated Financial Statements.

ANIMAL HEALTH INTERNATIONAL, INC.

Notes to Consolidated Financial Statements
June 30, 2008 and 2009
(Dollars in thousands)

(1) Organization

   Animal Health International, Inc., formerly known as Walco International Holdings, Inc., was incorporated in Delaware in May 2005. Through its wholly owned subsidiaries, Walco International, Inc. and Kane Veterinary Supplies, Ltd. (note 3, collectively with Animal Health International, Inc., the Company), the Company’s primary business activity is the sale and distribution of animal health products, supplies, services and technology through operating divisions located throughout the United States, Canada and Taiwan.

(2) Summary of significant accounting policies

(a) Basis of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The prior years' presentation of bad debt expense (recovery) in the consolidated statements of cash flows has been added and reclassified from accounts receivable to conform to the current year presentation.

(b) Revenue recognition

Revenues are recognized when the title passes according to shipping terms. Sales returns and allowances are immaterial.  Most product returns from customers are returned to product manufacturers for full credit. Any losses incurred on sales returns are recognized in the period the products are returned. Provision for sales discounts is recorded at the time of sale.  Revenues are presented net of sales taxes collected from retail customers and remitted to government taxing authorities.

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

(e) Shipping and handling

The Company invoices certain customers for shipping and handling. This revenue is included in net sales and was $1,058, and $1,114, and $1,109 for the years ended June 30, 2007, 2008, and 2009, respectively. The costs associated with shipping and handling are reflected in direct cost of products sold in the consolidated statements of operations and were $10,238, $11,988, and $11,584 for the years ended June 30, 2007, 2008, and 2009, respectively.

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

(g) Income taxes

    The Company accounts for income taxes using the asset and liability method.  Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured pursuant to tax laws using rates the Company expects to apply to taxable income in the years in which the Company expects those temporary differences to be recovered or settled.  The Company recognizes the effect of a change in income tax rates on deferred tax assets and liabilities in our consolidated statement of operations in the period that includes the enactment date.  The Company records a valuation allowance to reduce the carrying amounts of deferred tax assets if it is more likely than not that such assets will not be realized.

    The Company adopted Financial Accounting Standards Board (FASB) Interpretation 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (FIN 48) in the first quarter of fiscal 2008. The impact on the Company’s consolidated financial statements was not material.  The Company classifies interest and penalties attributable to income taxes as part of income tax expense.  There were no accruals for interest and penalties as of June 30, 2008 and 2009.

(h) Cash and cash equivalents

All highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. These amounts are stated at cost, which approximates fair value. Book overdrafts totaling $13,624 and $13,291 at June 30, 2008 and 2009, respectively, are classified as accounts payable in the consolidated balance sheets.

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

(k) Property, plant, and equipment

Property, plant, and equipment are recorded at cost. Depreciation is determined for financial reporting purposes primarily using the straight-line method over the estimated useful lives of the assets, which are as follows (in years):

Buildings and improvements	10-40
Leasehold improvements (shorter of asset life or lease term)	5-10
Equipment:
Warehouse	3-8
Automotive	3-8
Computer hardware and software	3-5
Office	3-8

Depreciation expense related to property, plant, and equipment was $2,795, $3,278, and $3,676 for the years ended June 30, 2007, 2008, and 2009 respectively. The Company periodically reviews long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the undiscounted expected future cash flows from an asset is less than the carrying value of the asset, impairment must be recognized in the financial statements by writing down the asset to its fair value.  At June 30, 2008 and 2009, no impairment had occurred.

(l) Goodwill and other intangible assets

Intangibles assets include nonamortizing goodwill and trademarks and trade names and amortizing customer relationships and noncompete agreements, which are being amortized over their estimated useful lives of twelve and eight years, respectively. The Company evaluates goodwill and other intangible assets on an annual basis and between annual tests whenever events or circumstances indicate that the carrying value of the goodwill or other intangible asset may exceed its fair value. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in the Company’s expected future cash flows; a sustained, significant decline in the Company’s stock price and market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of the Company’s goodwill and other intangible assets and could have a material impact on the Company’s consolidated financial statements.

    At June 30, 2008, the Company performed its annual impairment test and determined that no impairment had occurred. At December 31, 2008, the Company’s stock price and market capitalization had declined significantly from June 30, 2008, and the Company had experienced no growth during that six month period. As a result, the Company concluded that indicators had emerged that required impairment testing to be performed at December 31, 2008. Accordingly, the Company performed an interim test of impairment. The fair value of the Company was estimated utilizing the income approach to derive an enterprise value of the Company. This income approach was validated by comparing the fair value to fair value estimates using a market approach. The market approach included the determination that the Company’s stock price at December 31, 2008, did not reflect a control premium that was considered in deriving the enterprise value. Based upon the results of this testing, the Company concluded that no impairment of goodwill and other intangible assets existed at December 31, 2008. At June 30, 2009, the Company performed its annual impairment test.  The Company’s stock price and market capitalization remained low, and the Company experienced no growth in the current year, and anticipated slower growth rates in the future. The fair value of the Company was estimated utilizing the income approach to derive an enterprise value of the Company. This income approach was validated by comparing the fair value to fair value estimates using a market approach. The market approach included the determination that the Company’s stock price at June 30, 2009, did not reflect a control premium that was considered in deriving the enterprise value. Based upon the results of this testing, the Company concluded that no impairment of customer relationships, noncompete agreements, or trademarks and trade names existed at June 30, 2009, however, the carrying value of goodwill exceeded its fair value, and the Company recorded a $25,164 impairment charge as of June 30, 2009. The Company will continue to evaluate goodwill and other intangible assets for potential impairment based upon any changes to the Company’s operations or its operating business environment.

(m) Debt issue costs and other assets

Debt issue costs are capitalized and amortized to interest expense over the term of the underlying debt utilizing the straight-line method, which approximates the effective interest method. At June 30, 2008 and 2009, accumulated amortization of debt issue costs totaled $1,289 and $2,017, respectively. Other assets include equipment held for lease, which are amortized over their useful lives, and investments, which are recorded at the lower of cost or fair market value.

(n) Stock options

    Concurrent with the effective date of its initial public offering, the Company issued options to purchase an aggregate of 749,300 shares under terms established by the 2007 Stock Option and Incentive Plan, which was adopted by the Company’s Board of Directors and approved by its stockholders in January 2007. The Company also issued options to purchase 9,500 shares in May 2007, and an additional 750,000 shares in both November 2007 and November 2008. The Company reserved 2,500,000 shares of its common stock for the issuance of awards under the 2007 Stock Option and Incentive Plan. The options vest over a four-year period, carry a ten-year term, and have an exercise price of $11.00 per share for the initial 749,300 shares, $13.53 per share for the 9,500 shares granted in May 2007, $11.47 per share for the 750,000 shares granted in November 2007, and $2.37 per share for the 750,000 shares granted in November 2008. The options issued are incentive stock options, which are not performance-based and vest with continued employment. Unexercised options may be forfeited in the event of termination of employment. Options to purchase 140,400 shares were vested and had a weighted average exercise price of $11.17, and a weighted average remaining contract term of 7.8 years, but no options were exercised as of June 30, 2009.

    During May 2009, the Company's senior management voluntarily surrendered 1,018,500 options for no consideration.  The voluntary surrender was not accompanied by a concurrent grant of a replacement award nor other valuable consideration.  Accordingly, the unrecognized compensation expense related to these stock options of $1,803 was recognized as compensation expense in the fourth quarter of fiscal 2009.  After accounting for 244,058 deferred stock units granted to non-employee members of the Board of Directors, there were 1,241,767 of options to purchase shares remaining available for future issuance at June 30, 2009.

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

The following weighted average assumptions were used for the option grants: risk-free interest rate of 4.75% on the initial 749,300 shares, 4.45% on the subsequent 9,500 shares, 3.25% on the 750,000 shares issued in November 2007, and 0.32% on the 750,000 issued in November 2008, dividend yield of 0% for all shares, annual volatility factor of the expected market price of the Company’s common stock of 31.0% for the initial 749,300 shares and subsequent 9,500 shares, 30.9% for the 750,000 shares issued in November 2007, and 29.4% for the 750,000 shares issues in November 2008, estimated forfeiture rate of 8.4%, and an expected life of the options of 6.25 years. The risk-free interest rate was determined based on a yield curve of U.S. Treasury rates ranging from five to seven years. Expected volatility was established based on historical volatility of the stock prices of other companies in industries similar to the Company. Based on these assumptions, the 2007 options were valued at $4.49 per share for the initial 749,300 shares and $5.43 per share for the subsequent 9,500 shares, $4.28 per share for the 750,000 shares issued in 2008, and $0.70 per share for the 750,000 shares issued in November 2008. Total compensation expense for these options is $5,768 including the following amounts charged or to be charged to compensation expense each year ended June 30 over each four-year vesting period: $224 in 2007, $1,342 in 2008, $3,208 in 2009, $418 in 2010, $364 in 2011, $175 in 2012, and $37 in 2013.  The weighted average remaining contract term for these options was 9.0 years at both June 30, 2008 and 2009.

A summary of stock option activity is as follows:

	Options	Weighted average exercise prices	Weighted average fair value at grant date
Balance at July 1, 2007	746,300	$11.03	$4.50
Granted	750,000	11.47	4.28
Exercised	—	—	—
Forfeited	(86,625)	11.01	4.48

Balance at July 1, 2008	1,409,675	11.27	4.38
Granted	750,000	2.37	0.70
Exercised	—	—	—
Forfeited	(1,145,500)	10.96	4.11

Balance at June 30, 2009	1,014,175	$5.03	$1.81

Intrinsic value for stock options is defined as the difference between the current market value and the exercise price. The exercise price of stock options outstanding and exercisable at both June 30, 2008 and June 30, 2009, exceeded the market value, and therefore, the aggregate intrinsic value for these stock options was $0 at both June 30, 2008 and June 30, 2009.

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

	Year Ended June 30,
	2007	2008	2009
Net income (loss)	$5,228	$11,101	$(27,128)
Dividend on redeemable preferred stock	(53,323)	—	—
Deemed dividend upon conversion of redeemable preferred stock	(95,227)	—	—
Preferred stock participation in undistributed earnings	(4,062)	—	—
Net income (loss) available to common shareholders	$(147,384)	$11,101	$(27,128)

Basic weighted average shares outstanding	11,329	24,330	24,330
Dilutive effect of stock options	—	—	—

Diluted weighted average shares outstanding	11,329	24,330	24,330

Basic earnings (loss) per share	$(13.01)	$0.46	$(1.12)

Diluted earnings (loss) per share	$(13.01)	$0.46	$(1.12)

The Company has reflected the excess of the fair value of the common stock issued upon conversion of the redeemable preferred stock, over the carrying amount of the redeemable preferred stock, as a deemed dividend upon conversion of preferred stock.

    All common stock equivalents are excluded from diluted earnings per share in the years ended June 30, 2007, 2008, and 2009, as the results were anti-dilutive.

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

(q) Fair value of financial instruments

Cash, accounts and notes receivable, accounts payable and accrued liabilities are reflected in the financial statements at amounts which approximate fair value, primarily because of the short-term maturity of those instruments. The Company determined, based on adjustable interest rates applicable to its long-term debt, that the fair value approximates the carrying value of its obligations. The Company's interest rate swap agreements are accounted for at their fair values, which are estimated based on current settlement prices and quoted market prices of comparable contracts.

(r) Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates and assumptions are subject to inherent uncertainties, which may result in actual results differing significantly from reported amounts.

(s) Concentration of credit risk

The Company provides credit in the normal course of business to customers based on their creditworthiness and generally requires no collateral from such customers. The Company maintains allowances for potential credit losses.

(t) Effect of recently issued accounting pronouncements

    Statement of Financial Accounting Standards (SFAS) 157, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The provisions of SFAS 157 were adopted on a prospective basis for financial instruments in the first quarter of fiscal 2009. Those provisions relate to financial assets and liabilities carried at fair value and fair value disclosures related to financial assets and liabilities. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The provisions of SFAS 157 for nonfinancial assets and nonfinancial liabilities will be adopted, when required, in the first quarter of fiscal 2010.  The provisions adopted in the first quarter of fiscal 2009 had no impact upon the Company's consolidated financial statements.  The Company is currently assessing the impact of the provisions to be adopted in fiscal 2010.

    SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—an Amendment of FASB Statement 115, permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 became effective for the Company in the first quarter of fiscal 2009, and its adoption had no impact upon the Company's consolidated financial statements. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.

    SFAS 141 (revised 2007), Business Combinations (SFAS 141R) replaces SFAS 141. SFAS 141R establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R will be effective for the Company prospectively in the first quarter of fiscal 2010. The impact that SFAS 141R will have on future consolidated financial statements will vary with each future acquisition.

    SFAS 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133. SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities.  SFAS 161 became effective for the Company in the third quarter of fiscal 2009 and had no impact upon the Company's consolidated financial statements. The objective is to improve financial reporting disclosures regarding how and why derivative instruments are used, how derivative instruments and related hedge items are accounted for, and how derivative instruments and related hedge items affect financial position, financial performance, and cash flows.

    In April 2009, the FASB issued FASB Staff Position (FSP) SFAS 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. FSP SFAS 141R-1 amends and clarifies SFAS 141R to address application issues raised on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP SFAS 141R-1 is effective immediately, and its effect will vary with each future acquisition.

    In May 2009, the FASB issued SFAS 165, Subsequent Events (SFAS 165). SFAS 165 requires companies to recognize in the financial statements the effects of subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. SFAS 165 became effective for the Company in the fourth quarter of fiscal 2009 and had no impact on the Company’s consolidated financial statements.  The Company has evaluated subsequent events through September 3, 2009, which is the date the consolidated financial statements were issued.

    In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (SFAS 168), which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with GAAP. SFAS 168 explicitly recognizes rules and interpretive releases of the SEC under federal securities laws as authoritative GAAP for SEC registrants. SFAS 168 will become effective September 15, 2009, and will not have an impact upon the Company’s consolidated financial statements.

(3) Acquisitions

    The Company acquired certain assets of Farm City Animal Supply, Inc. during the second fiscal quarter of 2007.  Cash of $105 was paid during the quarter ended September 30, 2008, as an earn-out payment to certain selling stockholders of Farm City Animal Supply, Inc. During the quarter ended December 31, 2008, the Company received $74 in net cash proceeds as a final settlement on the acquisition. The earn-out payment and settlement proceeds comprise a net $31 in purchase price adjustments that were accounted for as goodwill.

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

(4) Accounts receivable, net
	June 30, 2008	June 30, 2009
Trade accounts receivable	$75,141	$68,494
Vendor rebate receivables	10,296	8,239
Other receivables	269	1,116

	85,706	77,849
Less allowance for doubtful accounts	(1,157)	(3,408)

Accounts receivable, net	$84,549	$74,441

Bad debt expense (recovery) totaled $(293), $690, and $3,184, for the years ended June 30, 2007, 2008, and 2009, respectively. At June 30, 2009, the Company recorded a bad debt provision of $2,708 as a result of a dispute with a manufacturer regarding a rebate receivable. Bad debt write-offs, net of recoveries, totaled $(20), $338, and $933, for the years ended June 30, 2007, 2008, and 2009, respectively.

Vendor rebates range from one-time purchase opportunities to sales-related programs that last a month, a quarter, a trimester, or the entire calendar year. The receivable for annual sales-related rebate programs are recognized as the established threshold is achieved.

(5) Notes Receivable
	June 30, 2008	June 30, 2009
Note receivable from Sparhawk Laboratories, Inc.	$325	$—
Other notes receivable	794	406

	1,119	406
Less current portion of notes receivable	(608)	(126)
Notes receivable	$511	$280

    On March 4, 2004, one of the Company's subsidiaries entered into a Securities Purchase Agreement (the Agreement) with Sparhawk Laboratories, Inc. (Sparhawk). In connection with the Agreement, the Company lent $1,000 to Sparhawk in return for a note receivable (the Note), bearing interest at 13%, and warrants (the Warrants) to acquire 333 shares of common stock in Sparhawk for $1 a share, representing potential ownership of Sparhawk in the amount of 19.99% as of March 4, 2004. The initial value of the Note was $950 and the Warrants $50. The Warrants are included in other long-term assets in the accompanying balance sheet. As of June 30, 2008 and 2009, the Note had accrued interest of $12 and $0, respectively.

    The Company is not required to provide any future funding to Sparhawk under the terms of the Agreement or any other agreement, and the Company does not have the ability to significantly influence the operations of Sparhawk.

(6) Property, plant and equipment, net

	June 30, 2008	June 30, 2009
Land	$3,540	$3,461
Buildings and improvements	4,525	4,378
Leasehold improvements	3,655	3,749
Construction in progress	112	26
Equipment:
Warehouse	2,234	2,359
Automotive	6,525	6,730
Office/software	3,995	5,392

	24,586	26,095
Less accumulated depreciation	(7,490)	(10,052)

Property, plant, and equipment, net	$17,096	$16,043

    Expenditures for maintenance and repairs were $1,744, $2,154, and $1,940 for the years ended June 30, 2007, 2008, and 2009, respectively.

(7) Goodwill and other intangible assets

	Gross Carrying amount	Accumulated amortization	Net Carrying amount
June 30, 2008:
Goodwill	$82,642	$—	$82,642
Customer relationships	40,578	(9,150)	31,428
Noncompete agreements	6,407	(1,771)	4,636
Trademarks and tradenames	33,170	—	33,170

	$162,797	$(10,921)	$151,876

June 30, 2009:
Goodwill	$60,334	$—	$60,334
Customer relationships	40,578	(12,556)	28,022
Noncompete agreements	6,245	(2,809)	3,436
Trademarks and tradenames	33,170	—	33,170

	$140,327	$(15,365)	$124,962

    A walkforward of the Company's balance of goodwill as of June 30 of each year is as follows:

	June 30, 2008	June 30, 2009
July 1 opening balance	$78,598	$82,642
Goodwill from acquisition of Kane	9,008	—
Purchase price adjustments	2,246	2,856
Reclassification of goodwill to identifiable intangible assets	(7,210)	—
Goodwill impairment	—	(25,164)

June 30 ending balance	$82,642	$60,334

    Amortization expense related to intangible assets totaled $3,375, $4,171, and $4,606 for the years ended June 30, 2007, 2008, and 2009, respectively.  Based on the current estimated useful lives assigned to intangibles assets, amortization expense for fiscal 2010, 2011, 2012, 2013 and 2014 is projected to total $4,482, $4,482, $4,229, $3,867 and $3,406, respectively.

(8) Long-term debt and other long-term liabilities

	June 30, 2008	June 30, 2009
Credit agreement—Revolving credit facility	$93,224	$79,245
Credit agreement—Term Note	44,100	43,650
Liability for interest rate swap agreements	2,843	3,920
Other	1,097	277

	141,264	127,092
Less current portion	(1,259)	(7,179)

	$140,005	$119,913

Credit Agreements

    In August 2007, the Company entered into a new $44,550 first lien term loan and with borrowings thereunder paid in full the $44,550 balance of our then existing $45,000 first lien term loan. The $44,550 first lien term loan matures on May 31, 2011, and bears interest at an annual rate equal to LIBOR plus 2.0%, which is paid quarterly. Borrowings are collateralized by a first priority interest in and lien on all of the Company’s assets.

    In October 2007, the revolving credit facility (the Revolver) was amended to a $135,000 facility, which matures on June 30, 2010. The amended Revolver included a $10,000 overcollateralization first drawn sub-limit that amortizes and expired on March 31, 2009. The outstanding borrowings under the $10,000 overcollateralization first drawn sub-limit bore interest at the rate of 0.75% above the rate as defined per the terms of the September 2006 Revolver amendment. The outstanding borrowings under the Revolver’s base $135,000 facility bore interest at the rate defined per the terms of the September 2006 Revolver amendment.

    In May 2009, the Revolver was amended to a $130,000 facility, with maturity on the earlier of June 30, 2012, or 60 days prior to the final extended maturity date of the Term Note, which currently matures on May 31, 2011. The outstanding borrowings under the amended facility bear interest through July 20, 2009, at LIBOR plus 3.50% for U.S. borrowings and CDOR Rate plus 1% for Canadian borrowings, and thereafter at rates based upon the Company’s Leverage Ratio as defined in the amended Revolver with LIBOR-based rates ranging from LIBOR and CDOR Rate plus 3.00% to LIBOR and CDOR Rate plus 3.75%, and with Prime-based rates ranging from U.S. Prime and Canadian Prime Rate plus 0.50% to U.S. Prime and Canadian Prime Rate plus 1.25%. Debt issue costs of $1,098 resulting from this extension were capitalized and are being amortized over the remaining term of the Revolver utilizing the straight-line method, which approximates the effective interest method.  Borrowings remain collateralized by a first priority interest in and lien on all of the Company’s assets. At June 30, 2009, the Company’s availability under the Revolver totaled $31,727.

    As of June 30, 2009, the interest rates for the Revolver ranged from 3.82% to 4.25%, and the interest rate for the first lien term loan was 2.31%. Additionally, the Company is required to pay a commitment fee on the daily unused amount of the Revolver at a per annum rate of 0.50%. The credit agreements contain certain covenants that, among other things, restrict our ability to incur additional indebtedness, make certain payments, sell assets, enter into certain transactions with affiliates and create liens. Moreover, certain of these agreements require us to maintain specified financial ratios. The most restrictive covenant relates to the creation or assumption of additional indebtedness. The Company was in compliance with all financial covenants at June 30, 2009.

    The Company utilizes cash flow hedge accounting and uses derivative financial instruments to effectively convert a portion of its variable-rate debt to fixed-rate debt.

    The Company entered into a $43,000 notional value swap transaction with a financial institution effective April 18, 2007. The Company receives a floating rate based on LIBOR and pays a fixed rate of 4.95%. The swap agreement terminates on June 28, 2010. As of June 30, 2009, the fair value of this swap was a net liability of $1,771.

    The Company entered into a $52,000 million notional value swap transaction with a financial institution effective April 18, 2007. The Company receives a floating rate based on LIBOR and pays a fixed rate of 4.95%. The swap agreement terminates on May 7, 2010. As of June 30, 2009, the fair value of this swap was a net liability of $2,149.

    Swap agreement fair values are recorded on the consolidated balance sheet as a component of current portion of long-term debt. The fair values of the interest rate swap agreements were estimated based on current settlement prices and quoted market prices of comparable contracts. The Company calculated no ineffectiveness on both interest rate swap agreements at June 30, 2008 and 2009. An unrealized loss of $2,352, net of taxes of $1,568 million, is recorded on the consolidated balance sheet as accumulated other comprehensive income (loss).

    The market values of the interest rate swap agreements recorded in accumulated other comprehensive income (loss) may be recognized in the consolidated statements of operations if certain terms in the Revolver or new term note change, if the Revolver or new term note are extinguished, or if the interest rate swap agreements are terminated prior to maturity. The net receipts or payments from the interest rate swap agreements are recorded in interest expense. During the years ended June 30, 2008 and 2009, changes in the fair values of interest rate swap agreements totaled $(3,735) and $(1,077), respectively, and the Company reclassified $539 and $2,667, respectively, from accumulated other comprehensive income (loss) to interest expense.

    The credit agreements restrict the amount of payments that may be made by the subsidiaries of the Company to Animal Health International, Inc. These restrictions limit the total amount of such payments to the total of $55,000 as defined in the credit agreements. At June 30, 2008, $95,724 or 99.5% of total net assets were restricted. At June 30, 2009, $69,881 or 99.3% of total net assets were restricted.

Summary financial data for Animal Health International, Inc. on a stand-alone basis as of June 30 of each year is as follows:

Balance Sheet	2008	2009

Assets:
Investment in subsidiaries	$96,224	$70,381
Total assets	$96,224	$70,381

Stockholders' equity:
Common stock	$243	$243
Additional paid-in capital	129,704	132,912
Accumulated deficit	(31,725)	(58,853)
Accumulated other comprehensive loss	(1,998)	(3,921)
Total stockholders' equity	$96,224	$70,381

Statement of Operations	2008	2009

Expenses of parent	$(2,400)	$(1,790)
Tax benefit of parent	960	716
Net loss of parent before equity in earnings (loss) of subsidiaries	(1,440)	(1,074)
Equity in earnings (loss) of subsidiaries	12,541	(26,054)
Net income (loss)	$11,101	$(27,128)

Statement of Cash Flows	2008	2009

Net loss of parent before equity in earnings (loss) of subsidiaries	$(1,440)	$(1,074)
Net cash used for operating activities	(1,440)	(1,074)

Investment in subsidiaries	1,440	1,074
Net cash provided by investing activities	1,440	1,074

Dividends received	—	—
Dividends paid	—	—
Net proceeds from issuance of common stock	—	—
Net cash provided by financing activities	—	—

Net change in cash	$—	$—
F-19

    Scheduled principal payments for all outstanding borrowings on June 30, 2009 (including outstanding borrowings under the credit agreements and interest rate swap agreements) are as follows:

Year ending June 30:
2010	$7,179
2011	119,913
2012	—
2013	—
2014	—
Thereafter	—

$127,092

For the years ended June 30, 2007, 2008, and 2009, the Company paid interest of $15,880, $9,821, and $7,890, respectively.

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

The following table presents the Company’s financial assets and liabilities measured as of June 30, 2009:
		Fair Value
	June 30, 2009	Level 1	Level 2	Level 3
Financial assets at cost:
Current portion of notes receivable	$126
Notes receivable, net of current portion	280
Total	$406

Financial assets at fair value:
Cash and cash equivalents	$2,749	$2,749	$—	$—
Total	$2,749	$2,749	$—	$—

Financial liabilities at fair value:
Current portion of long-term debt (interest rate swaps)
$43,000 notional interest rate swap	$1,771	$—	$1,771	$—
$52,000 notional interest rate swap	2,149	—	2,149	—
Total	$3,920	$—	$3,920	$—

Financial liabilities carried at historical proceeds:
Current portion of long-term debt	$3,259
Long-term debt, net of current portion	119,913
Total	$123,172

(10) Preferred stock

As of June 30, 2009, the Company had one class of undesignated preferred stock authorized with no shares issued or outstanding. The Board of Directors of the Company may designate and issue preferred stock in one or more series. The Board of Directors can fix the rights, preferences and privileges of the shares of each series and any of its qualifications, limitations or restrictions.

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

(11) Related-party transactions

Effective June 30, 2005, the Company entered into an agreement with Charlesbank Capital Partners, LLC, an affiliate of the Company’s current largest stockholder, for the provision of management and advisory services. Upon the closing of the Company’s initial public offering in 2007, the Company’s agreement for management and advisory services with Charlesbank was terminated. Included in selling, general and administrative expense as a management fee was $146 for the year ended June 30, 2007.

The Company has property lease agreements with certain employees. The Company incurred related rent expense of $268, $396, and $329 during the years ended June 30, 2007, 2008, and 2009, respectively. The total future obligations outstanding at June 30, 2009, with respect to such leases are $487.

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

(12) Employee benefit plans

The Company has a defined contribution 401(k) savings plan (the Plan) that covers eligible employees. Company contributions to this plan are made based on the Company’s attainment of certain earnings goals. The Company may also make discretionary contributions to the Plan. Total Company contributions to the Plan were $534 for the year ended June 30, 2007, $381 for the year ended June 30, 2008, and $218 for the year ended June 30, 2009.

(13) Income taxes

Income taxes have been provided as follows:
	Year ended June 30,
	2007	2008	2009
Current income tax expense:
Federal tax expense	$4,963	$6,015	$1,280
State and other tax expense	822	1,029	388
Foreign tax expense	110	1,552	1,157

	5,895	8,596	2,825
Deferred income tax benefit	(1,938)	(1,188)	(3,559)

Total income tax expense (benefit)	$3,957	$7,408	$(734)

 Deferred taxes consist of the following:

	June 30,
	2008	2009
Deferred tax assets:
Accounts receivable	$380	$1,291
Accrued liabilities	2,057	2,166
Merchandise inventories	724	613
Stock options	285	13
Interest rate swaps	1,093	1,516
Deferred lease incentives	627	542

Total deferred tax assets	$5,166	$6,141

Deferred tax liabilities:
Prepaid expenses	$(478)	$(711)
Property, plant, and equipment	(984)	(931)
Intangible assets	(27,304)	(24,210)

Total deferred tax liabilities	$(28,766)	$(25,852)

Net deferred tax liabilities	$(23,600)	$(19,711)

Less current deferred income taxes	(2,682)	(3,358)

Non-current deferred income taxes	$(26,282)	$(23,069)

 Deferred tax assets are recognized for the estimated future tax effects of deductible temporary differences.  As of June 30, 2008 and 2009, the Company has not recorded a valuation allowance as the Company believes it is more likely than not that the deferred tax assets will be realized.

A reconciliation of income taxes computed at statutory rates to the reported income tax expense from operations is as follows:
	Year ended June 30,
	2007	2008	2009
Income tax expense (benefit) computed at federal statutory rate	$3,215	$6,477	$(9,752)
State taxes, net of federal benefit	495	726	108
Permanent difference from goodwill impairment	—	—	7,589
Other permanent differences	247	205	1,321

Total income tax expense (benefit)	$3,957	$7,408	$(734)

Income taxes paid	$9,157	$7,942	$2,144

    Other permanent differences include $631 for the voluntary forfeiture of 1,018 of stock options by senior management during May 2009.

As of June 30, 2009, the Company has not provided for U.S. or additional foreign withholding taxes on undistributed earnings of its Canadian subsidiaries of $3,433 because it is the present intention of management to reinvest the undistributed earnings indefinitely in Canadian operations.  Generally, such earnings become subject to U.S. tax upon the remittance of dividends and under certain other circumstances.  It is not practicable to estimate the amount of deferred tax liability on such undistributed earnings.

As of June 30, 2009, the Company has open tax years for Federal purposes back to June 2005.  For state purposes, the open tax years typically go back to June 2006 as well, although some states remain open back to June 2005.

(14) Commitments and contingencies

The Company leases certain vehicles, computer equipment and facilities under noncancelable operating leases that expire in various years through 2018. Future minimum lease payments by year and in the aggregate, under noncancelable operating leases with initial or remaining terms of one year or more, consist of the following at June 30, 2009:

Operating leases
Year ending June 30:
2010	$4,646
2011	3,938
2012	3,420
2013	3,019
2014	1,487
Thereafter	2,130

Total minimum lease payments	$18,640

    Rental expense for the years ended June 30, 2007, 2008, and 2009 was $5,266, $6,494, and $6,982, respectively.

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

 (15) Quarterly financial data (unaudited)

	September 30,	December 31,	March 31,	June 30,
(in thousands, except per share data)	2007	2007	2008	2008
Net sales	$164,365	$203,230	$170,650	$178,297
Gross profit	28,631	39,904	32,835	35,687
Income before income taxes	1,709	9,477	3,092	4,231
Net income	$1,021	$5,547	$1,877	$2,656
Earnings per share:
Basic	$0.04	$0.23	$0.08	$0.11
Diluted	$0.04	$0.23	$0.08	$0.11
Weighted average shares outstanding:
Basic	24,330	24,330	24,330	24,330
Diluted	24,330	24,372	24,373	24,330

	September 30,	December 31,	March 31,	June 30,
	2008	2008	2009	2009
Net sales	$169,023	$184,477	$150,931	$162,517
Gross profit	30,300	32,268	25,329	26,057
Income (loss) before income taxes	501	3,717	(608)	(31,472)
Net income (loss)	$284	$2,269	$(324)	$(29,357)
Earnings (loss) per share:
Basic	$0.01	$0.09	$(0.01)	$(1.21)
Diluted	$0.01	$0.09	$(0.01)	$(1.21)
Weighted average shares outstanding:
Basic	24,330	24,330	24,330	24,330
Diluted	24,330	24,330	24,330	24,330

Exhibit Index

Number	Description

3.1(1)	Form of Fourth Amended and Restated Certificate of Incorporation of Animal Health International, Inc.

3.2(1)	Form of Amended and Restated By-laws of Animal Health International, Inc.

4.1(2)	Specimen Stock Certificate

10.1(3)	Livestock Products Agreement entered into on April 3, 2008 and effective as of December 22, 2007 by and between Pfizer Inc. and Walco International, Inc.

10.2(4)	Livestock Products Agreement entered into on December 11, 2008 and effective as of January 1, 2009 by and between Pfizer Inc. and Walco International, Inc.

10.3(1)	Amended and Restated Credit Agreement, dated September 2006, by and among Animal Health International, Inc., each of the credit parties party thereto, each of the financial institutions party thereto, JPMorgan Chase Bank, N.A., as administrative agent for the Lenders and General Electric Capital Corporation as documentation agent for the lenders

10.4(5)	Second Amended and Restated Credit Agreement, dated October 2007, by and among Walco International, Inc., each of the credit parties party thereto, each of the financial institutions party thereto, JPMorgan Chase Bank, N.A., as administrative agent for the Lenders and General Electric Capital Corporation as documentation agent for the lenders

10.5(6)	First Amendment to the Second Amended and Restated Credit Agreement, dated May 5, 2009, by and among Walco International, Inc., Kane Veterinary Supplies, Ltd., and each of the credit parties party thereto, each of the financial institutions party thereto, JPMorgan Chase Bank, N.A., as administrative agent for the U.S. lenders, JPMorgan Chase Bank, N.A. Toronto Branch, as administrative agent for the Canadian lenders, and U.S. Bank National Association as documentation agent for the lenders

10.6(1)	Term Loan Agreement, dated September 2006, by and among Animal Health International, Inc., each of the credit parties party thereto and Wilmington Trust, as administrative agent for the lenders

10.7(7)	Term Loan Agreement, dated August 10, 2007, by and among Animal Health International, Inc., each of the credit parties party thereto and Wells Fargo Bank, National Association, as administrative agent for the lenders

10.8(2)	2007 Stock Option and Incentive Plan

10.9(2)	Form of Incentive Stock Option Agreement under the 2007 Stock Option and Incentive Plan

10.10(2)	Form of Non-Qualified Stock Option Agreement under the 2007 Stock Option and Incentive Plan for Company Employees

10.11(2)	Form of Deferred Stock Unit Award under the 2007 Stock Option and Incentive Plan

10.12(11)	Amendment to Deferred Stock Unit Award Agreement under the 2007 Stock Option and Incentive Plan

10.13(2)	Form of Restricted Stock Award Agreement under the 2007 Stock Option and Incentive Plan

10.14(1)	Employment Agreement between Animal Health International, Inc. and James Robison, dated as of May 1, 1997

10.15(1)	Amendment No. 1 to Employment Agreement between Animal Health International, Inc. and James Robison, dated as of June 30, 2005

10.16(9)	Amendment No. 2 to Employment Agreement between Animal Health International, Inc. and James Robison, dated as of May 7, 2008

10.17(8)	Non-Compete Agreement between Walco International, Inc. and Kathy Hassenpflug dated as of March 10, 2000

10.18(8)	Non Competition Addendum between Walco International, Inc. and Kathy Hassenpflug dated as of September 30, 2005

10.19(11)	Amendment No. 2 to Agreement between Walco International, Inc. and Kathy Hassenpflug dated as of December 31, 2008

10.20	Amendment No. 3 to Agreement between Walco International, Inc. and Kathy Hassenpflug dated as of September 3, 2009

10.21(1)	Employment Agreement between Animal Health International, Inc. and William Lacey, dated as of August 15, 2003

10.22(1)	Amendment No. 1 to Employment Agreement between Animal Health International, Inc. and William Lacey, dated as of June 30, 2005

10.23(11)	Amendment No. 2 to Employment Agreement between Walco International, Inc. and William Lacey dated as of December 31, 2008

10.24	Amendment No. 3 to Employment Agreement between Walco International, Inc. and William Lacey dated as of September 3, 2009

10.25(1)	Employment Agreement between Animal Health International, Inc. and Damian Olthoff, dated as of April 1, 2006

10.26(11)	Amendment No. 1 to Employment Agreement between Walco International, Inc. and Damian Olthoff dated as of December 31, 2008

10.27	Amendment No. 2 to Employment Agreement between Walco International, Inc. and Damian Olthoff dated as of September 3, 2009

10.28(1)	Form of Indemnification Agreement between Animal Health International, Inc. and each of its Directors and Executive Officers

10.29	Form of Amendment to Indemnification Agreement between Animal Health International, Inc. and each of its Directors and Executive Officers

10.30(7)	Amended and Restated Plan for Compensation of Non-Employee Directors

10.31(2)	Non-Employee Directors' Deferred Compensation Program

21.1	List of Subsidiaries

23.1	Consent of Grant Thornton LLP

23.2	Consent of KPMG LLP

24.1	Powers of Attorney (included on signature page hereto)

31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by James C. Robison, Chief Executive Officer, President and Director

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by William F. Lacey, Chief Financial Officer

32.1	Section 1350 Certifications, executed by James C. Robison, Chief Executive Officer, President and Director, and William F. Lacey, Chief Financial Officer

(1)	Incorporated by reference to Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-137656) filed on December 13, 2006

(2)	Incorporated by reference to Amendment No. 4 to our Registration Statement on Form S-1 (File No. 333-137656) filed on January 16, 2007

(3)	Incorporated by reference to our Current Report on Form 8-K filed on April 7, 2008

(4)	Incorporated by reference to our Current Report on Form 8-K filed on December 16, 2008

(5)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on February 7, 2008

(6)	Incorporated by reference to our Current Report on Form 8-K filed on December 16, 2008

(7)	Incorporated by reference to our Annual Report on Form 10-K filed on September 9, 2008

(8)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on November 7, 2007

(9)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on May 8, 2008

(10)	Incorporated by reference to our Current Report on Form 8-K filed on October 5, 2007

(11)	Incorporated by reference to our Current Report on Form 8-K filed on January 2, 2009