Form 10-Q
period 2009-09-30
Animal Health International, Inc.
filed 2009-11-03
CIK 1372813

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐
    Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☐    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer   ☐     Accelerated Filer   ☐      Non-Accelerated Filer   ☐   Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

As of October 21, 2009, 24,329,670 shares of the registrant’s common stock were outstanding.

 ANIMAL HEALTH INTERNATIONAL , INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Financial Statements

 ANIMAL HEALTH INTERNATIONAL, INC.
Consolidated Balance Sheets
(In thousands, excluding share information)
  (Unaudited)
	June 30, 2009	September 30, 2009
Assets
Current assets:
Cash and cash equivalents	$2,749	$1,457
Accounts receivable, net	74,441	88,275
Current portion of notes receivable	126	156
Income tax receivable	1,001	1,583
Merchandise inventories, net	89,315	101,717
Deferred income taxes	3,358	3,288
Prepaid expenses	2,319	2,241
Total current assets	173,309	198,717

Noncurrent assets:
Notes receivable, net of current portion	280	258
Property, plant, and equipment, net	16,043	16,036
Goodwill	60,334	60,334
Customer relationships	28,022	27,171
Noncompete agreements	3,436	3,167
Trademarks and trade names	33,170	33,170
Debt issue costs and other assets, net of accumulated amortization of $2,017 and $2,290, respectively	3,671	3,404
Total assets	$318,265	$342,257

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$83,567	$98,677
Accrued liabilities	13,055	11,502
Current portion of long-term debt	7,179	3,871
Total current liabilities	103,801	114,050

Noncurrent liabilities:
Long-term debt, net of current portion	119,913	133,540
Deferred lease incentives	1,101	1,061
Deferred income taxes	23,069	22,833
Total liabilities	247,884	271,484

Commitments and contingencies (note 12)

Stockholders’ equity:
Preferred stock, par value $0.01 per share. Authorized 10,000,000 shares, issued and outstanding 0 shares	—	—
Common stock, par value $0.01 per share. Authorized 90,000,000 shares, issued and outstanding 24,329,670 shares	243	243
Additional paid-in capital	132,912	133,017
Accumulated deficit	(58,853)	(59,600)
Accumulated other comprehensive loss	(3,921)	(2,887)
Total stockholders’ equity	70,381	70,773

Total liabilities and stockholders’ equity	$318,265	$342,257

See accompanying Notes to Unaudited Consolidated Financial Statements.

 ANIMAL HEALTH INTERNATIONAL, INC.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,
	2008	2009
Net sales	$169,023	$161,329
Costs and expenses:
Direct cost of products sold (excludes depreciation and amortization)	138,723	135,383
Salaries, wages, commissions, and related benefits	14,331	12,839
Selling, general, and administrative	11,287	9,949
Depreciation and amortization	2,076	1,978
Operating income	2,606	1,180
Other income (expense):
Other income	229	134
Interest expense	(2,334)	(2,511)
Income (loss) before income taxes	501	(1,197)
Income tax benefit (expense)	(217)	450
Net income (loss)	$284	$(747)

Earnings (loss) per common share:
Basic	$0.01	$(0.03)
Diluted	$0.01	$(0.03)
Weighted average shares outstanding:
Basic	24,330	24,330
Diluted	24,330	24,330

See accompanying Notes to Unaudited Consolidated Financial Statements.

ANIMAL HEALTH INTERNATIONAL, INC.
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended September 30,
	2008	2009
Net income (loss)	$284	$(747)

Other comprehensive income (loss):
Unrealized gain on derivative instrument, net of tax	61	343
Foreign currency translation adjustment	(310)	691

Total comprehensive income	$35	$287

See accompanying Notes to Unaudited Consolidated Financial Statements.

ANIMAL HEALTH INTERNATIONAL, INC.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	September 30,
	2008	2009
Cash flows from operating activities:
Net income (loss)	$284	$(747)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation and amortization	2,076	1,978
Amortization of debt issue costs	168	273
Bad debt expense (recovery)	(264)	159
Stock option expense	334	105
Loss (gain) on sale of equipment	(73)	4
Deferred income taxes	(764)	(395)
Changes in operating assets and liabilities:
Accounts receivable	(6,531)	(14,535)
Merchandise inventories	(14,988)	(11,758)
Income taxes receivable/payable	707	43
Prepaid expenses	284	90
Accounts payable	16,496	17,856
Accrued liabilities and other	(1,116)	(1,538)

Net cash used for operating activities	(3,387)	(8,465)

Cash flows from investing activities:
Purchase of property, plant, and equipment	(1,105)	(869)
Disposition (purchase) of other assets	135	(9)
Purchase price adjustments	(105)	—
Proceeds from sale of equipment	237	47
Net changes in notes receivable	415	25

Net cash used for investing activities	(423)	(806)

Cash flows from financing activities:
Repayment of long-term debt	(319)	(2,692)
Net borrowings under revolving credit facilities	4,691	13,583
Debt issue costs	(39)	(59)
Change in overdraft balances	340	(2,773)

Net cash provided by financing activities	4,673	8,059

Effect of exchange rate changes on cash and cash equivalents	(55)	(80)

Net increase (decrease) in cash and cash equivalents	808	(1,292)

Cash and cash equivalents, beginning of period	2,452	2,749

Cash and cash equivalents, end of period	$3,260	$1,457

See accompanying Notes to Unaudited Consolidated Financial Statements.

 ANIMAL HEALTH INTERNATIONAL, INC.
Notes to consolidated financial statements
(Dollars in thousands, except share and per share data)
(Unaudited)

(1) Organization

Animal Health International, Inc., formerly known as Walco International Holdings, Inc., was incorporated in Delaware in May 2005. Through its wholly-owned subsidiaries, Walco International, Inc. and Kane Veterinary Supplies, Ltd. (Kane, note 3, collectively, with Animal Health International, Inc., the Company), the Company’s primary business activity is the sale and distribution of animal health products, supplies, services and technology through operating divisions located throughout the United States, Canada and Taiwan.

(2) Summary of significant accounting policies

(a) Basis of consolidation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly, in all material respects, the results of the Company for the periods presented. These consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s audited financial statements for the year ended June 30, 2009 in the Company’s Annual Report on Form 10-K. The results of operations for the three months ended September 30, 2009 are not necessarily indicative of results to be expected for the entire fiscal year.

(b) Rebates

Inventory rebates are recognized when estimable and probable and include inventory purchase rebates and sales-related rebates. Inventory purchase rebates received are capitalized into inventory while sales-related rebates are recorded as a reduction of direct cost of products sold.

(c) Stock options

Concurrent with the effective date of its initial public offering, the Company issued options to purchase an aggregate of 749,300 shares under terms established by the 2007 Stock Option and Incentive Plan, which was approved by stockholders in January 2007. The Company also issued options to purchase 9,500 shares in May 2007, and an additional 750,000 shares in both November 2007 and November 2008. The Company reserved 2,500,000 shares of its common stock for the issuance of awards under the 2007 Stock Option and Incentive Plan. The options vest over a four-year period, carry a ten-year term, and have an exercise price of $11.00 per share for the initial 749,300 shares, $13.53 per share for the 9,500 shares granted in May 2007, $11.47 per share for the 750,000 shares granted in November 2007, and $2.37 per share for the 750,000 shares granted in November 2008. The options issued are incentive stock options, which are not performance-based and vest with continued employment. Unexercised options may be forfeited in the event of termination of employment. Options to purchase 138,525 shares were vested and had a weighted average exercise price of $11.17, and a weighted average remaining contract term of 7.6 years, but no options were exercised as of September 30, 2009.

During May 2009, the Company’s senior management voluntarily surrendered 1,018,500 options for no consideration. The voluntary surrender was not accompanied by a concurrent grant of a replacement award nor any other valuable consideration. Accordingly, the unrecognized compensation expense related to these stock options of $1,803 was recognized as compensation expense in the fourth quarter of fiscal 2009. After accounting for 244,058 deferred stock units granted to non-employee members of the Board of Directors, there were 1,277,517 options to purchase shares remaining available for future issuance at September 30, 2009.

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

Total compensation expense for these options is $5,768 including the following amounts charged or to be charged to compensation expense each year ended June 30 over each four-year vesting period: $224 in 2007, $1,342 in 2008, $3,208 in 2009, $418 in 2010, $364 in 2011, $175 in 2012, and $37 in 2013. For the three months ended September 30, 2008 and 2009, compensation expense related to these options totaled $334 and $105, respectively. The weighted average remaining contract term for these options was 8.7 years at September 30, 2009.

A summary of stock option activity is as follows:

	Options	Weighted Average Exercise Prices	Weighted Average Fair Value at Grant Date
Balance at July 1, 2009	1,014,175	$5.03	1.81
Granted	—	—	—
Exercised	—	—	—
Forfeited	(35,750)	3.23	1.07

Balance at September 30, 2009	978,425	$5.09	$1.83

Intrinsic value for stock options is defined as the difference between the current market value and the exercise price. The exercise price of stock options outstanding and exercisable at September 30, 2009 exceeded the market value, and therefore, the aggregate intrinsic value for these stock options was $0 at September 30, 2009.

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

	Three Months Ended September 30,
	2008	2009
Net income (loss)	$284	$(747)

Basic weighted average shares outstanding	24,330	24,330
Dilutive effect of stock options	—	—

Diluted weighted average shares outstanding	24,330	24,330

Basic earnings (loss) per share	$0.01	$(0.03)

Diluted earnings (loss) per share	$0.01	$(0.03)

All common stock equivalents are excluded from diluted earnings per share in the three month periods ended September 30, 2008 and 2009 as the results were anti-dilutive.

(e) Effect of recently issued accounting pronouncements

A recent pronouncement by the Financial Accounting Standards Board (FASB) defines fair value, establishes a framework for measuring fair value in accordance with Generally Accepted Accounting Principles (GAAP), and expands disclosures about fair value measurements. The provisions of this pronouncement were adopted on a prospective basis for financial instruments in the first quarter of fiscal 2009 and had no impact upon the Company’s consolidated financial statements. Those provisions relate to financial assets and liabilities carried at fair value and fair value disclosures related to financial assets and liabilities. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The provisions of the pronouncement for nonfinancial assets and nonfinancial liabilities became effective for the Company in the first quarter of fiscal 2010 and had no impact upon the Company’s consolidated financial statements.

A recent FASB pronouncement establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The pronouncement became effective for the Company in the first quarter of fiscal 2010. The impact that the pronouncement will have on future consolidated financial statements will vary with each future acquisition.

In April 2009, the FASB issued a pronouncement to address application issues raised on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This pronouncement is effective immediately, and its effect will vary with each future acquisition.

In May 2009, the FASB issued a pronouncement that requires companies to recognize in the financial statements the effects of subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. The pronouncement became effective for the Company in the fourth quarter of fiscal 2009 and had no impact on the Company’s consolidated financial statements.  The Company has evaluated subsequent events through November 3, 2009, which is the date the consolidated financial statements were issued.

In June 2009, the FASB released a Codification, which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with GAAP. This Codification explicitly recognizes rules and interpretive releases of the SEC under federal securities laws as authoritative GAAP for SEC registrants. The Codification became effective September 15, 2009, and did not have an impact upon the Company’s consolidated financial statements.

(3) Acquisitions

The Company acquired certain assets of Farm City Animal Supply, Inc. during the second fiscal quarter of 2007. Cash of $105 was paid during the quarter ended September 30, 2008, as an earn-out payment to certain selling stockholders of Farm City Animal Supply, Inc. During the quarter ended December 31, 2008, the Company received $74 in cash proceeds as a final settlement on the acquisition. The earn-out payment and settlement proceeds comprise a net $31 in purchase price adjustments that were accounted for as goodwill.

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

(4) Accounts receivable, net

	June 30, 2009	September 30, 2009
Trade accounts receivable	$68,494	$80,934
Vendor rebate receivables	8,239	10,477
Other receivables	1,116	448

	77,849	91,859
Less allowance for doubtful accounts	(3,408)	(3,584)

Accounts receivable, net	$74,441	$88,275

At June 30, 2009, the Company recorded a bad debt provision of $2,708 as a result of a dispute with a manufacturer regarding a rebate receivable.

(5) Property, plant, and equipment, net

	June 30, 2009	September 30, 2009
Land	$3,461	$3,461
Buildings and improvements	4,378	4,407
Leasehold improvements	3,749	3,768
Construction in progress	26	53
Equipment:
Warehouse	2,359	2,462
Automotive	6,730	6,827
Office/software	5,392	5,793

	26,095	26,771
Less accumulated depreciation	(10,052)	(10,735)

Property, plant, and equipment, net	$16,043	$16,036

Depreciation expense was $851 and $858 for the three months ended September 30, 2008 and 2009, respectively.

(6) Goodwill and other intangible assets

	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
June 30, 2009:
Goodwill	Indefinite	$60,334	$—	$60,334
Customer relationships	12 years	40,578	(12,556)	28,022
Noncompete agreements	2-5 years	6,245	(2,809)	3,436
Trademarks and trade names	Indefinite	33,170	—	33,170

		$140,327	$(15,365)	$124,962

September 30, 2009:
Goodwill	Indefinite	$60,334	$—	$60,334
Customer relationships	12 years	40,578	(13,407)	27,171
Noncompete agreements	2-5 years	6,245	(3,078)	3,167
Trademarks and trade names	Indefinite	33,170	—	33,170

		$140,327	$(16,485)	$123,842

Amortization expense related to intangible assets totaled $1,225 and $1,120 for the three months ended September 30, 2008 and 2009, respectively. Based on the current estimated useful lives assigned to intangibles assets, amortization expense for fiscal 2010, 2011, 2012, 2013, and 2014 is projected to total $4,482, $4,482, $4,229, $3,867, and $3,406, respectively.

(7) Long-term debt

	June 30, 2009	September 30, 2009
Credit agreement—Revolving credit facility	$79,245	$92,828
Credit agreement—Term Note	43,650	41,158
Liability for interest rate swap agreements	3,920	3,348
Other	277	77

	127,092	137,411
Less current portion	(7,179)	(3,871)

	$119,913	$133,540

In August 2007, the Company entered into a new $44,550 first lien term loan and with borrowings thereunder paid in full the $44,550 balance of our then existing $45,000 first lien term loan. The $44,550 first lien term loan matures on May 31, 2011 and bears interest at an annual rate equal to LIBOR plus 2.0%, which is paid quarterly. Borrowings are collateralized by a first priority interest in and lien on all of the Company’s assets.

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

In May 2009, the Revolver was amended to a $130,000 facility, with maturity on the earlier of June 30, 2012, or 60 days prior to the final extended maturity date of the Term Note, which currently matures on May 31, 2011. The outstanding borrowings under the amended facility bear interest through July 20, 2009, at LIBOR plus 3.50% for U.S. borrowings and CDOR Rate plus 1% for Canadian borrowings, and thereafter at rates based upon the Company’s Leverage Ratio as defined in the amended Revolver with LIBOR-based rates ranging from LIBOR and CDOR Rate plus 3.00% to LIBOR and CDOR Rate plus 3.75%, and with Prime-based rates ranging from U.S. Prime and Canadian Prime Rate plus 0.50% to U.S. Prime and Canadian Prime Rate plus 1.25%. Debt issue costs of $1,098 resulting from this extension were capitalized and are being amortized over the remaining term of the Revolver utilizing the straight-line method, which approximates the effective interest method.  Borrowings remain collateralized by a first priority interest in and lien on all of the Company’s assets. At September 30, 2009, the Company’s availability under the Revolver totaled $33,060.

As of September 30, 2009, the interest rates for the Revolver ranged from 3.75% to 4.25%, and the interest rate for the first lien term loan was 2.25%. Additionally, the Company is required to pay a commitment fee on the daily unused amount of the Revolver at a per annum rate of 0.50%. The credit agreements contain certain covenants that, among other things, restrict our ability to incur additional indebtedness, make certain payments, sell assets, enter into certain transactions with affiliates and create liens. Moreover, certain of these agreements require us to maintain specified financial ratios. The most restrictive covenant relates to the creation or assumption of additional indebtedness. The Company was in compliance with all financial covenants at September 30, 2009.

The Company has utilized cash flow hedge accounting and used derivative financial instruments to effectively convert a portion of its variable-rate debt to fixed-rate debt. Based upon current interest rates, in order to reduce cash interest expense over the next three quarters, the Company elected to terminate both of its interest rate swap agreements as of September 30, 2009.

The Company entered into a $43,000 notional value swap transaction with a financial institution effective April 18, 2007. The Company received a floating rate based on LIBOR and paid a fixed rate of 4.95%. The swap agreement had an original termination date of June 28, 2010. On September 30, 2009, the Company terminated the swap agreement, and the fair value of this swap was a net liability of $1,511 on that date. This liability was paid in October 2009.

The Company entered into a $52,000 million notional value swap transaction with a financial institution effective April 18, 2007. The Company received a floating rate based on LIBOR and paid a fixed rate of 4.95%. The swap agreement had an original termination date of May 7, 2010. On September 30, 2009, the Company terminated the swap agreement, and the fair value of this swap was a net liability of $1,837 on that date. This liability was paid in October 2009.

Swap agreement fair values are recorded on the consolidated balance sheet as a component of current portion of long-term debt. The fair values of the interest rate swap agreements were estimated based on current settlement prices and quoted market prices of comparable contracts. The Company calculated no ineffectiveness on both interest rate swap agreements at their termination on September 30, 2009. An unrealized loss of $2,009, net of taxes of $1,339, is recorded on the consolidated balance sheet as accumulated other comprehensive income (loss). This unrealized loss will be amortized to interest expense over the remaining terms of the original swap agreements.

The net receipts or payments from the interest rate swap agreements were recorded in interest expense. During the three months ended September 30, 2008 and 2009, changes in the fair values of interest rate swap agreements totaled $101 and $572, respectively, and the Company reclassified $521 and $1,047, respectively, from accumulated other comprehensive income (loss) to interest expense.

(8) Financial instruments

The fair value hierarchy prioritizes inputs to valuation techniques based on observable and unobservable data and categorizes the inputs into three levels:  Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities, Level 2 – Significant observable pricing inputs other than quoted prices included within Level 1 that are either directly or indirectly observable as of the reporting date (essentially, this represents inputs that are derived principally from or corroborated by observable market data), and Level 3 – Generally unobservable inputs, which are developed based on the best information available and may include the Company’s own internal data.  Observable data should be used when available.

The following table presents the Company’s financial assets and liabilities measured as of September 30, 2009:

		Fair Value
	September 30, 2009	Level 1	Level 2	Level 3
Financial assets at cost:
Current portion of notes receivable	$156
Notes receivable, net of current portion	258
Total	$414

Financial assets at fair value:
Cash and cash equivalents	$1,457	$1,457	$—	$—
Total	$1,457	$1,457	$—	$—

Financial liabilities at fair value:
Current portion of long-term debt (interest rate swaps)
$43,000 notional interest rate swap	$1,511	$—	$1,511	$—
$52,000 notional interest rate swap	1,837	—	1,837	—
Total	$3,348	$—	$3,348	$—

Financial liabilities carried at historical proceeds:
Current portion of long-term debt	$523
Long-term debt, net of current portion	133,540
Total	$134,063

(9) Preferred stock

As of September 30, 2009, the Company had one class of undesignated preferred stock authorized with no shares issued or outstanding. The Board of Directors of the Company may designate and issue preferred stock in one or more series. The Board of Directors can fix the rights, preferences and privileges of the shares of each series and any of its qualifications, limitations or restrictions.

(10) Related-party transactions

The Company has property lease agreements with certain employees. The Company incurred related rent expense of $84 and $93 for the three months ended September 30, 2008 and 2009, respectively. The total future obligations outstanding at September 30, 2009, with respect to such leases are $404.

(11) Income taxes

The Company’s effective tax rate was 43.3% and (37.6)% for the three months ended September 30, 2008 and 2009, respectively. The decrease in the effective tax rate in the three months ended September 30, 2009, as compared to the same period in the prior year was attributable to small adjustments in the first quarter of fiscal 2009 that magnified the effective tax rate for a period with relatively low pre-tax income.

At September 30, 2009, there were no material unrecognized tax benefits. In addition, there were no accruals for the payment of interest and penalties related to income tax liabilities at September 30, 2009. The Company recognizes potential interest and penalties related to unrecognized tax benefits in income tax expense. As of September 30, 2009, the Company has open tax years for Federal purposes back to June 2005.  For state purposes, the open tax years typically go back to June 2006, although some states remain open back to June 2005.

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

Forward Looking Statements

This Quarterly Report on Form 10-Q (Form 10-Q) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In particular, statements contained in the Form 10-Q, including but not limited to, statements regarding the Company’s future results of operations and financial position, business strategy and plan prospects, projected revenue or costs and objectives of management for future operations, are forward-looking statements. These statements relate to the Company’s future plans, objectives, expectations and intentions and may be identified by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipate,” “intends,” “target,” “projects,” “contemplates,” “believe,” “estimates,” “predicts,” “potential,” and “continue,” or the negative of these terms or other similar words. These statements are only predictions. We have based these forward looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, results of operations and financial condition. The outcome of the events described in these forward looking statements is subject to risks, uncertainties and other factors described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended June 30, 2009. Accordingly, you should not rely upon forward looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward looking statements will be achieved or occur, and actual results could differ materially from those projected in the forward looking statements. The forward looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

Overview

The Company, through its operating subsidiaries, sells more than 40,000 products sourced from over 1,500 manufacturers to over 71,000 customers, as well as provides consultative services to customers in the highly fragmented animal health products industry. Products the Company distributes include pharmaceuticals, vaccines, parasiticides, diagnostics, capital equipment, sanitizers, devices, supplies, and dairy lagoon treatment systems. The Company’s principal customers are veterinarians, production animal operators and animal health product retailers. The Company’s strategy is to become the leading worldwide provider of animal health products and services in the production animal and companion animal health products markets through (i) organic growth, (ii) expansion of its sales of proprietary products, (iii) improved operational efficiencies, and (iv) select acquisitions.

Key factors and trends that have affected and the Company believes will continue to affect its operating results include:

•	Fluctuations in commodity prices;

•	Overall growth or contraction in the dairy industry;

•	Consolidation by the Company's customers in the dairy industry;

•	Increased focus on companion animal customers;

•	Changes in customer preferences; and

•	The impact of general economic trends on the Company's business.

The Company generates revenue from customers in three ways. Over 97% of the Company’s revenue is generated through “buy/sell” transactions. The remainder comes from consignment and agency transactions. In the “buy/sell” transactions, the Company takes title to the inventory from its manufacturers. The Company sells products to customers and invoices them. “Buy/sell” transactions are advantageous to the Company over other sales methods because the Company takes title to the inventory and is able to promote these products on behalf of manufacturers and effectively manage the pricing and distribution of these products. For consignment sales, the Company does not take title to the product, but it does stock and ship product to and invoice the customer. For agency sales, the Company transmits orders from its customers to its manufacturers. The manufacturer ships the product directly to the Company’s customers and compensates the Company with a commission payment for handling the order from the customer and providing customer service. Manufacturers may occasionally switch between the “buy/sell” and agency methods for particular products. Currently and for the past three fiscal years, only one product with material sales has been treated as a consignment sale.

For more information on the Company’s business, see the Company’s Annual Report on Form 10-K.

Results of Operations

The following table summarizes the historical results of operations for the three months ended September 30, 2008 and 2009, in dollars and as a percentage of net sales. The Company’s gross profit may not be comparable to other entities, since some entities include all of the costs related to their distribution network in cost of goods sold and others, like us, report non-direct costs instead in selling, general, and administrative expenses, and salaries, wages, commissions, and related benefits.

Summary consolidated results of operations table

	Three Months Ended September 30,
(in thousands, except number of field sales representatives)	2008	2009
Net sales	$169,023	$161,329
Direct cost of products sold (excludes depreciation and amortization)	138,723	135,383

Gross profit	30,300	25,946

Selling, general, and administrative expenses (includes salary, wages, commission, and related benefits)	25,618	22,788
Depreciation and amortization	2,076	1,978

Operating income	2,606	1,180
Other income (expense):
Interest expense	(2,334)	(2,511)
Other income	229	134

Income (loss) before income taxes	501	(1,197)
Income tax benefit (expense)	(217)	450

Net income (loss)	$284	$(747)

Net sales	100.0%	100.0%
Direct cost of products sold (excludes depreciation and amortization)	82.1%	83.9%

Gross profit	17.9%	16.1%

Selling, general, and administrative expenses (includes salary, wages, commission, and related benefits)	15.1%	14.1%
Depreciation and amortization	1.2%	1.2%

Operating income	1.6%	0.8%
Other income (expense)
Interest expense	(1.4)%	(1.6)%
Other income	0.1%	0.1%

Income (loss) before income taxes	0.3%	(0.8)%
Income tax benefit (expense)	(0.1)%	0.3%

Net income (loss)	0.2%	(0.5)%

Other data:
Field sales representatives	240	220

Three months ended September 30, 2009 compared to three months ended September 30, 2008

Net sales. Net sales decreased $7,694, or 4.6%, to $161,329 for the three months ended September 30, 2009, from $169,023 for the three months ended September 30, 2008. The decrease in net sales was primarily attributable to lower spending by production animal customers whose profits have been constrained by fluctuating commodity prices and the general economic slowdown. The number of field sales representatives decreased to 220 as of September 30, 2009, from 240 as of September 30, 2008, primarily as a result of consolidation of underperforming territories.

Gross profit. Gross profit decreased $4,354, or 14.4%, to $25,946 for the three months ended September 30, 2009, from $30,300 for the three months ended September 30, 2008. Gross profit as a percentage of sales was 16.1% for the three months ended September 30, 2009, compared to 17.9% for the three months ended September 30, 2008. The decrease in gross profit resulted from the decline in sales combined with lower gross profit margins driven primarily by declines in manufacturer rebates.

Selling, general, and administrative expenses. Selling, general, and administrative expenses decreased $2,830, or 11.0%, to $22,788 for the three months ended September 30, 2009, from $25,618 for the three months ended September 30, 2008. The decrease was primarily the result of a decrease in variable selling and distribution expenses driven by lower sales volume combined with cost reduction efforts. These factors drove a decrease in selling, general and administrative expenses as a percent of sales from 15.1% for the three months ended September 30, 2008, to 14.1% for the three months ended September 30, 2009.

Depreciation and amortization. Depreciation and amortization decreased slightly from $2,076 for the three months ended September 30, 2008, to $1,978 for the three months ended September 30, 2009. The decrease results from lower amortization of intangible assets driven by certain noncompete agreements reaching the conclusion of their useful lives.

Other expenses. Other expenses increased $272, or 12.9%, to $2,377 for the three months ended September 30, 2009, from $2,105 for the three months ended September 30, 2008. The increase in other expenses was primarily due to an increase in interest expense of $177 to $2,511 in the three months ended September 30, 2009, as compared to $2,334 in the three months ended September 30, 2008. This increase was due to higher debt outstanding than in the prior year as a result of an increased investment in working capital.

Income tax expenses. Income tax expense decreased $667 to a tax benefit of $450 for the three months ended September 30, 2009, from a $217 tax expense for  the three months ended September 30, 2008. The effective tax rate was (37.6)% and 43.3 % for the three months ended September 30, 2009 and 2008, respectively. This decrease in the effective tax rate was attributable to small adjustments in the first quarter of fiscal 2009 that magnified the effective tax rate for a period with relatively low pre-tax income.

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

Operating activities.  For the three months ended September 30, 2009, net cash used for operating activities was $8,465, and was attributable to $747 in net losses, an increase in working capital of $9,842, and a change in deferred income taxes of $395, all partially offset by $2,519 of non-cash costs. The change in working capital included an increase in accounts receivable of $14,535, an increase in inventories of $11,758, and a decrease in accrued liabilities of $1,538, all partially offset by an increase in accounts payable of $17,856. The increase in accounts receivable resulted from stronger sales at the close of the quarter that converted to cash early in the second quarter. The increase in inventories was due to increased purchases in anticipation of higher fall sales volume, which drove the corresponding increase in accounts payable. The decrease in accrued liabilities resulted primarily from the payment of accruals for customer rebates, bonuses, and miscellaneous expenses. The non-cash costs included $1,978 of depreciation and amortization, $273 of debt issue cost amortization, and $159 of bad debt expense. For the three months ended September 30, 2008, net cash used for operating activities was $3,387, and was attributable to $284 in net income and $2,241 of non-cash costs offset by an increase in working capital of $5,148 and a change in deferred income taxes of $764. The non-cash costs included $2,076 of depreciation and amortization and $168 of debt issue cost amortization. The change in working capital included an increase in inventories of $14,988, an increase in accounts receivable of $6,531, and a decrease in accrued liabilities of $1,116, all partially offset by an increase in accounts payable of $16,496 and a change in income taxes receivable/payable of $707. The increase in inventories was due to increased purchases in anticipation of higher fall sales volume, which drove the corresponding increase in accounts payable. The increase in accounts receivable resulted from strong sales at the close of the quarter that converted to cash early in the second quarter.  The decrease in accrued liabilities resulted primarily from the payment of accrued bonuses. The change in income taxes receivable/payable resulted from a net increase in tax accruals.

Investing activities.  For the three months ended September 30, 2009, net cash used for investing activities was $806, and was primarily attributable to $869 of purchases of property, plant, and equipment. For the three months ended September 30, 2008, net cash used for investing activities was $423, and was primarily attributable to $1,105 of purchases of property, plant and equipment offset by $415 of changes in notes receivable and $237 of proceeds from the sale of equipment.

Financing activities.  For the three months ended September 30, 2009, net cash provided by financing activities was $8,059, and was primarily attributable to net borrowings on the revolving credit facility totaling $13,583 partially offset by an unfavorable change in overdraft balances of $2,773 and principal payments on other debt totaling $2,692. For the three months ended September 30, 2008, net cash provided by financing activities was $4,673, and was primarily attributable to net borrowings from revolving credit facilities totaling $4,691.

Capital resources.  In August 2007, the Company entered into a new $44,550 first lien term loan and with borrowings thereunder paid in full the $44,550 balance of our then existing $45,000 first lien term loan. The $44,550 first lien term loan matures on May 31, 2011, and bears interest at an annual rate equal to LIBOR plus 2.0%, which is paid quarterly. Borrowings are collateralized by a first priority interest in and lien on all of the Company’s assets.

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

In May 2009, the Revolver was amended to a $130,000 facility, with maturity on the earlier of June 30, 2012, or 60 days prior to the final extended maturity date of the Term Note, which currently matures on May 31, 2011. The outstanding borrowings under the amended facility bear interest through July 20, 2009, at LIBOR plus 3.50% for U.S. borrowings and CDOR Rate plus 1% for Canadian borrowings, and thereafter at rates based upon the Company’s Leverage Ratio as defined in the amended Revolver with LIBOR-based rates ranging from LIBOR and CDOR Rate plus 3.00% to LIBOR and CDOR Rate plus 3.75%, and with Prime-based rates ranging from U.S. Prime and Canadian Prime Rate plus 0.50% to U.S. Prime and Canadian Prime Rate plus 1.25%. Debt issue costs of $1,098 resulting from this extension were capitalized and are being amortized over the remaining term of the Revolver utilizing the straight-line method, which approximates the effective interest method.  Borrowings remain collateralized by a first priority interest in and lien on all of the Company’s assets. At September 30, 2009, the Company’s availability under the Revolver totaled $33,060.

As of September 30, 2009, the interest rates for the Revolver ranged from 3.75% to 4.25%, and the interest rate for the first lien term loan was 2.25%. Additionally, the Company is required to pay a commitment fee on the daily unused amount of the Revolver at a per annum rate of 0.50%. The credit agreements contain certain covenants that, among other things, restrict our ability to incur additional indebtedness, make certain payments, sell assets, enter into certain transactions with affiliates and create liens. Moreover, certain of these agreements require us to maintain specified financial ratios. The most restrictive covenant relates to the creation or assumption of additional indebtedness. The Company was in compliance with all financial covenants at September 30, 2009.

The Company has utilized cash flow hedge accounting and used derivative financial instruments to effectively convert a portion of its variable-rate debt to fixed-rate debt. Based upon current interest rates, in order to reduce cash interest expense over the next three quarters, the Company elected to terminate both of its interest rate swap agreements as of September 30, 2009.

The Company entered into a $43,000 notional value swap transaction with a financial institution effective April 18, 2007. The Company received a floating rate based on LIBOR and paid a fixed rate of 4.95%. The swap agreement had an original termination date of June 28, 2010. On September 30, 2009, the Company terminated the swap agreement, and the fair value of this swap was a net liability of $1,511 on that date. This liability was paid in October 2009.

The Company entered into a $52,000 million notional value swap transaction with a financial institution effective April 18, 2007. The Company received a floating rate based on LIBOR and paid a fixed rate of 4.95%. The swap agreement had an original termination date of May 7, 2010. On September 30, 2009, the Company terminated the swap agreement, and the fair value of this swap was a net liability of $1,837 on that date. This liability was paid in October 2009.

Swap agreement fair values are recorded on the consolidated balance sheet as a component of current portion of long-term debt. The fair values of the interest rate swap agreements were estimated based on current settlement prices and quoted market prices of comparable contracts. The Company calculated no ineffectiveness on both interest rate swap agreements at their termination on September 30, 2009. An unrealized loss of $2,009, net of taxes of $1,339, is recorded on the consolidated balance sheet as accumulated other comprehensive income (loss). This unrealized loss will be amortized to interest expense over the remaining terms of the original swap agreements.

The net receipts or payments from the interest rate swap agreements were recorded in interest expense. During the three months ended September 30, 2008 and 2009, changes in the fair values of interest rate swap agreements totaled $101 and $572, respectively, and the Company reclassified $521 and $1,047, respectively, from accumulated other comprehensive income (loss) to interest expense.

Contractual Obligations

As of September 30, 2009, there were no material changes in the Company’s contractual obligations as disclosed in the Company’s Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of September 30, 2009, the Company did not have any off-balance sheet arrangements other than the operating lease commitments in the contractual obligations table as disclosed in the Company’s Annual Report on Form 10-K.

Recent Accounting Pronouncements

A recent pronouncement by the FASB defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The provisions of this pronouncement were adopted on a prospective basis for financial instruments in the first quarter of fiscal 2009 and had no impact upon the Company’s consolidated financial statements. Those provisions relate to financial assets and liabilities carried at fair value and fair value disclosures related to financial assets and liabilities. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The provisions of the pronouncement for nonfinancial assets and nonfinancial liabilities became effective for the Company in the first quarter of fiscal 2010 and had no impact upon the Company’s consolidated financial statements.

A recent FASB pronouncement establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The pronouncement became effective for the Company in the first quarter of fiscal 2010. The impact that the pronouncement will have on future consolidated financial statements will vary with each future acquisition.

In April 2009, the FASB issued a pronouncement to address application issues raised on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This pronouncement is effective immediately, and its effect will vary with each future acquisition.

In May 2009, the FASB issued a pronouncement that requires companies to recognize in the financial statements the effects of subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. The pronouncement became effective for the Company in the fourth quarter of fiscal 2009 and had no impact on the Company’s consolidated financial statements.  The Company has evaluated subsequent events through November 3, 2009, which is the date the consolidated financial statements were issued.

In June 2009, the FASB released a Codification, which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with GAAP. This Codification explicitly recognizes rules and interpretive releases of the SEC under federal securities laws as authoritative GAAP for SEC registrants. The Codification became effective September 15, 2009, and did not have an impact upon the Company’s consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Exposure to Interest Rates

The Company is exposed to certain market risks arising from transactions that are entered into in the normal course of business. As part of the Company’s financial risk management program, it has used certain derivative financial instruments to manage these risks. The Company does not engage in financial transactions for speculative purposes and therefore holds no derivative instruments for trading purposes. The Company’s exposure to market risk for changes in interest rates relates to variable interest rates on borrowings under the Company’s credit agreements. At September 30, 2009, $134.0 million of the Company’s debt remained subject to market risk for changes in interest rates. If the weighted average interest rate on the Company’s remaining variable rate indebtedness rose 33 basis points (a 10.0% change from the calculated weighted average interest rate as of September 30, 2009), assuming no change in the Company’s outstanding balance under its revolving credit facility and Term Note, the Company’s annualized income before taxes and cash flows from operating activities would decline by approximately $0.4 million. If the weighted average interest rate on the Company’s remaining variable rate indebtedness decreased 33 basis points (a 10.0% change from the calculated weighted average interest rate as of September 30, 2009), assuming no change in the Company’s outstanding balance under its revolving credit facility and Term Note, the Company’s annualized income before taxes and cash flows from operating activities would increase by approximately $0.4 million.

Exposure to Exchange Rates

The Company’s subsidiaries are located in Canada and Taiwan. Due to the relative low volume of payments made by the Company through these subsidiaries, the Company does not believe that it has significant exposure to foreign currency exchange risks. The Company currently does not use derivative financial instruments to mitigate foreign currency exchange risks. The Company continues to review this issue and may consider hedging certain foreign exchange risks through the use of currency futures or options in future years.

Item 4.	Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2009, our chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Animal Health International, Inc. (Registrant)

Date: November 3, 2009	/s/ William F. Lacey
William F. Lacey
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)