Form 10-Q
period 2009-12-31
Animal Health International, Inc.
filed 2010-02-02
CIK 1372813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

As of January 21, 2010, 24,329,670 shares of the registrant’s common stock were outstanding.

 ANIMAL HEALTH INTERNATIONAL, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements
Consolidated Financial Statements

 ANIMAL HEALTH INTERNATIONAL, INC.
Consolidated Balance Sheets
(In thousands, excluding share information)
  (Unaudited)
	June 30, 2009	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$2,749	$2,085
Accounts receivable, net	74,441	82,596
Current portion of notes receivable	126	204
Income tax receivable	1,001	1,777
Merchandise inventories, net	89,315	102,350
Deferred income taxes	3,358	3,463
Prepaid expenses	2,319	1,730
Total current assets	173,309	194,205

Noncurrent assets:
Notes receivable, net of current portion	280	171
Property, plant, and equipment, net	16,043	15,556
Goodwill	60,334	62,245
Customer relationships	28,022	26,319
Noncompete agreements	3,436	2,898
Trademarks and trade names	33,170	33,170
Debt issue costs and other assets, net of accumulated amortization of $2,017 and $2,537, respectively	3,671	3,189
Total assets	$318,265	$337,753

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$83,567	$86,768
Accrued liabilities	13,055	15,151
Current portion of long-term debt	7,179	457
Total current liabilities	103,801	102,376

Noncurrent liabilities:
Long-term debt, net of current portion	119,913	137,150
Deferred lease incentives	1,101	1,154
Deferred income taxes	23,069	23,624
Total liabilities	247,884	264,304

Commitments and contingencies (note 12)

Stockholders’ equity:
Preferred stock, par value $0.01 per share. Authorized 10,000,000 shares, issued and outstanding 0 shares	—	—
Common stock, par value $0.01 per share. Authorized 90,000,000 shares, issued and outstanding 24,329,670 shares	243	243
Additional paid-in capital	132,912	133,157
Accumulated deficit	(58,853)	(58,382)
Accumulated other comprehensive loss	(3,921)	(1,569)
Total stockholders’ equity	70,381	73,449

Total liabilities and stockholders’ equity	$318,265	$337,753

See accompanying Notes to Unaudited Consolidated Financial Statements.

 ANIMAL HEALTH INTERNATIONAL, INC.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2009	2008	2009
Net sales	$184,477	$170,487	$353,500	$331,816
Costs and expenses:
Direct cost of products sold (excludes depreciation and amortization)	152,209	141,071	290,932	276,454
Salaries, wages, commissions, and related benefits	11,818	12,722	26,149	25,561
Selling, general, and administrative	12,579	10,818	23,866	20,767
Depreciation and amortization	2,054	2,022	4,130	4,000
Operating income	5,817	3,854	8,423	5,034

Other income (expense):
Other income	189	166	418	300
Interest expense	(2,289)	(2,068)	(4,623)	(4,579)
Income before income taxes	3,717	1,952	4,218	755
Income tax expense	(1,448)	(734)	(1,665)	(284)
Net income	$2,269	$1,218	$2,553	$471

Earnings per common share:
Basic	$0.09	$0.05	$0.10	$0.02
Diluted	$0.09	$0.05	$0.10	$0.02
Weighted average shares outstanding:
Basic	24,330	24,330	24,330	24,330
Diluted	24,330	24,330	24,330	24,330

See accompanying Notes to Unaudited Consolidated Financial Statements.

ANIMAL HEALTH INTERNATIONAL, INC.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three months ended December 31,		Six months ended December 31,
	2008	2009	2008	2009
Net income	$2,269	$1,218	$2,553	$471

Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments, net of tax	(1,392)	993	(1,331)	1,336
Foreign currency translation adjustment	(1,006)	325	(1,316)	1,016

Total comprehensive income (loss)	$(129)	$2,536	$(94)	$2,823

See accompanying Notes to Unaudited Consolidated Financial Statements.

ANIMAL HEALTH INTERNATIONAL, INC.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)
	Six Months Ended
	December 31,
	2008	2009
Cash flows from operating activities :
Net income	$2,553	$471
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	4,130	4,000
Amortization of debt issue costs	338	520
Amortization of loss on settlement of interest rate swap agreements	—	620
Bad debt expense	23	203
Stock compensation expense	684	245
Gain on sale of equipment	(101)	(15)
Deferred income taxes	(877)	221
Changes in operating assets and liabilities (working capital):
Accounts receivable	(6,772)	(8,792)
Merchandise inventories	(2,001)	(12,139)
Income taxes receivable/payable	1,117	(152)
Prepaid expenses	495	604
Accounts payable	2,374	7,470
Accrued liabilities and other	(105)	(633)

Net cash provided by (used for) operating activities	1,858	(7,377)

Cash flows from investing activities:
Purchase of property, plant, and equipment	(1,751)	(1,229)
Disposition (purchase) of other assets	104	(221)
Purchase price adjustments	(2,856)	—
Proceeds from sale of equipment	284	103
Net changes in notes receivable	301	76

Net cash used for investing activities	(3,918)	(1,271)

Cash flows from financing activities:
Repayment of long-term debt	(635)	(2,874)
Settlement of terminated interest rate swap agreements	—	(3,348)
Net borrowings under revolving credit facilities	3,076	17,308
Debt issue costs	(39)	(63)
Change in overdraft balances	4,759	(2,915)

Net cash provided by financing activities	7,161	8,108

Effect of exchange rate changes on cash and cash equivalents	(72)	(124)

Net increase (decrease) in cash and cash equivalents	5,029	(664)

Cash and cash equivalents, beginning of period	2,452	2,749

Cash and cash equivalents, end of period	$7,481	$2,085

See accompanying Notes to Unaudited Consolidated Financial Statements.

 ANIMAL HEALTH INTERNATIONAL, INC.
Notes to consolidated financial statements
(Dollars in thousands, except share and per share data)
(Unaudited)

(1) Organization

Animal Health International, Inc. (AHII), was incorporated in Delaware in May 2005. Through its wholly-owned subsidiaries, Walco International, Inc. and Kane Veterinary Supplies, Ltd. (Kane, note 3, collectively, with AHII, the Company), the Company’s primary business activity is the sale and distribution of animal health products, supplies, services and technology through operating divisions located throughout the United States, Canada and Taiwan.

(2) Summary of significant accounting policies

(a) Basis of consolidation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly, in all material respects, the results of the Company for the periods presented. These consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended June 30, 2009 included in the Company’s Annual Report on Form 10-K. The results of operations for the three and six months ended December 31, 2009 are not necessarily indicative of results to be expected for the entire fiscal year.

(b) Rebates

Inventory rebates are recognized when estimable and probable and include inventory purchase rebates and sales-related rebates. Inventory purchase rebates received are capitalized into inventory while sales-related rebates are recorded as a reduction of direct cost of products sold.

(c) Stock compensation

In January 2007, the Company reserved 2,500,000 shares of its common stock for the issuance of awards under the 2007 Stock Option and Incentive Plan.  In November 2009, the Company amended and restated the 2007 Stock Option and Incentive Plan, and reserved an additional 1,100,000 shares of its common stock for the issuance of awards.

In January 2007, the Company issued options to purchase an aggregate of 749,300 shares under terms established by the 2007 Stock Option and Incentive Plan. The Company also issued options to purchase 9,500 shares in May 2007, an additional 750,000 shares in both November 2007 and November 2008, and 411,125 in December 2009.  The options vest over a four-year period, carry a ten-year term, and have an exercise price of $11.00 per share for the initial 749,300 shares, $13.53 per share for the 9,500 shares granted in May 2007, $11.47 per share for the 750,000 shares granted in November 2007, $2.37 per share for the 750,000 shares granted in November 2008, and $2.65 per share for the 411,125 shares granted in December 2009. The options issued are incentive stock options, which are not performance-based and vest with continued employment. Unexercised options may be forfeited in the event of termination of employment. Options to purchase 341,087 shares were vested and had a weighted average exercise price of $6.81, and a weighted average remaining contract term of 8.1 years, but no options were exercised as of December 31, 2009.   In December 2009, the Company issued 838,875 restricted stock units to certain employees. These units vest over a four-year period, have an indefinite life, and convert to shares of common stock upon certain triggering events. The units carried a fair value of $2.15 upon their issuance, and the expense related to these units during the three months ended December 31, 2009 was $30.

During May 2009, the Company’s senior management voluntarily surrendered 1,018,500 options for no consideration. The voluntary surrender was not accompanied by a concurrent grant of a replacement award nor any other valuable consideration. Accordingly, the unrecognized compensation expense related to these stock options of $1,803 was recognized as compensation expense in the fourth quarter of fiscal 2009. After accounting for the 838,875 restricted stock units granted to employees, the 360,720 deferred stock units granted to non-employee members of the Board of Directors, and the 1,381,112 stock options issued to employees that have not been forfeited or surrendered, there were 1,019,293 shares of common stock reserved for future issuance at December 31, 2009.

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

Total compensation expense for these options and restricted stock units is $7,515 including the following amounts charged or to be charged to compensation expense each year ended June 30 over each four-year vesting period: $224 in 2007, $1,342 in 2008, $3,208 in 2009, $673 in 2010, $801 in 2011, $612 in 2012, $473 in 2013, and $182 in 2014. Compensation expense related to these options and restricted stock units totaled $350 and $140 for the three months ended December 31, 2008 and 2009, respectively, and $684 and $245 for the six months ended December 31, 2008 and 2009, respectively. The weighted average remaining contract term for the options was 8.9 years at December 31, 2009.

A summary of stock option activity is as follows:

	Options	Weighted Average Exercise Prices	Weighted Average Fair Value at Grant Date
Balance at July 1, 2009	1,014,175	$5.03	1.81
Granted	411,125	2.65	0.88
Exercised	—	—	—
Forfeited	(44,188)	3.62	1.23

Balance at December 31, 2009	1,381,112	$4.33	$1.53

Intrinsic value for stock options is defined as the difference between the current market value and the exercise price. The aggregate intrinsic value for these stock options was $20 at December 31, 2009.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2009	2008	2009
Net income available to common shareholders	$2,269	$1,218	$2,553	$471
Basic weighted average shares outstanding	24,330	24,330	24,330	24,330
Dilutive effect of stock options	—	—	—	—

Diluted weighted average shares outstanding	24,330	24,330	24,330	24,330

Basic earnings per share	$0.09	$0.05	$0.10	$0.02

Diluted earnings per share	$0.09	$0.05	$0.10	$0.02

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

In October 2007, AHII acquired all of the outstanding stock of Kane for $22,184 in cash (plus $1,017 in direct acquisition costs). In addition, the Company is obligated to make additional cash payments to certain selling stockholders if certain performance targets are met through October 2010. Substantially all of these contingent payments, if any, will be accounted for as goodwill when and if earned. Kane is based in Edmonton, Canada, and is a leading distributor of animal health products in both the production and companion animal markets. During the quarter ended December 31, 2008, certain performance targets were met, and the Company paid $2,825 to certain selling stockholders in the same quarter. During the quarter ended December 31, 2009, certain performance targets were met, and in January of 2010, the Company paid $1,911 to certain selling stockholders. Both of these purchase price adjustments were accounted for as goodwill in the quarter earned.

The Company’s acquisitions serve to further the Company’s strategy to access additional product lines, sales representatives, customer opportunities, manufacturer relationships and sales territories.

(4) Accounts receivable, net

	June 30, 2009	December 31, 2009
Trade accounts receivable	$68,494	$76,366
Vendor rebate receivables	8,239	9,380
Other receivables	1,116	418

	77,849	86,164
Less allowance for doubtful accounts	(3,408)	(3,568)

Accounts receivable, net	$74,441	$82,596

At June 30, 2009, the Company recorded a bad debt provision of $2,708 as a result of a dispute with a manufacturer regarding a rebate receivable. This receivable remained in dispute at December 31, 2009.

(5) Property, plant, and equipment, net

	June 30, 2009	December 31, 2009
Land	$3,461	$3,461
Buildings and improvements	4,378	4,434
Leasehold improvements	3,749	3,842
Construction in progress	26	—
Equipment:
Warehouse	2,359	2,460
Automotive	6,730	6,804
Office/software	5,392	5,947

	26,095	26,948
Less accumulated depreciation	(10,052)	(11,392)

Property, plant, and equipment, net	$16,043	$15,556

Depreciation expense was $915 and $901 for the three months ended December 31, 2008 and 2009, respectively, and $1,766 and $1,759 for the six months ended December 31, 2008 and 2009, respectively.

(6) Goodwill and other intangible assets

	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
June 30, 2009 :
Goodwill	Indefinite	$60,334	$—	$60,334
Customer relationships	12 years	40,578	(12,556)	28,022
Noncompete agreements	2-5 years	6,245	(2,809)	3,436
Trademarks and trade names	Indefinite	33,170	—	33,170

		$140,327	$(15,365)	$124,962

December 31, 2009 :
Goodwill	Indefinite	$62,245	$—	$62,245
Customer relationships	12 years	40,578	(14,259)	26,319
Noncompete agreements	2-5 years	6,245	(3,347)	2,898
Trademarks and trade names	Indefinite	33,170	—	33,170

		$142,238	$(17,606)	$124,632

Amortization expense related to intangible assets totaled $1,139 and $1,121 for the three months ended December 31, 2008 and 2009, respectively, and $2,364 and $2,241 for the six months ended December 31, 2008 and 2009, respectively. Based on the current estimated useful lives assigned to intangibles assets, amortization expense for fiscal 2010, 2011, 2012, 2013, and 2014 is projected to total $4,482, $4,482, $4,229, $3,867, and $3,406, respectively.

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

The Company’s stock price and market capitalization have improved in the past six months, and the Company has experienced minimal change in growth rates in the past six months. As a result, the Company concluded that indicators had not emerged to indicate that impairment testing needed to be performed as of December 31, 2009. The Company will perform its annual impairment test at June 30, 2010.

(7) Long-term debt

	June 30, 2009	December 31, 2009
Credit agreement—Revolving credit facility	$79,245	$96,553
Credit agreement—Term Note	43,650	41,045
Liability for interest rate swap agreements	3,920	—
Other	277	9

	127,092	137,607
Less current portion	(7,179)	(457)

	$119,913	$137,150

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

In May 2009, the Revolver was amended to a $130,000 facility, with maturity on the earlier of June 30, 2012, or 60 days prior to the final extended maturity date of the Term Note, which currently matures on May 31, 2011. The outstanding borrowings under the amended facility bear interest through July 20, 2009, at LIBOR plus 3.50% for U.S. borrowings and CDOR Rate plus 1% for Canadian borrowings, and thereafter at rates based upon the Company’s Leverage Ratio as defined in the amended Revolver with LIBOR-based rates ranging from LIBOR and CDOR Rate plus 3.00% to LIBOR and CDOR Rate plus 3.75%, and with Prime-based rates ranging from U.S. Prime and Canadian Prime Rate plus 0.50% to U.S. Prime and Canadian Prime Rate plus 1.25%. Debt issue costs of $1,098 resulting from this extension were capitalized and are being amortized over the remaining term of the Revolver utilizing the straight-line method, which approximates the effective interest method.  Borrowings remain collateralized by a first priority interest in and lien on all of the Company’s assets. At December 31, 2009, the Company’s availability under the Revolver totaled $29,069.

As of December 31, 2009, the interest rates for the Revolver ranged from 3.80% to 4.25%, and the interest rate for the first lien term loan was 2.25%. Additionally, the Company is required to pay a commitment fee on the daily unused amount of the Revolver at a per annum rate of 0.50%. The credit agreements contain certain covenants that, among other things, restrict our ability to incur additional indebtedness, make certain payments, sell assets, enter into certain transactions with affiliates and create liens. Moreover, certain of these agreements require us to maintain specified financial ratios. The most restrictive covenant relates to the creation or assumption of additional indebtedness. The Company was in compliance with all financial covenants at December 31, 2009.

The Company has utilized cash flow hedge accounting and used derivative financial instruments to effectively convert a portion of its variable-rate debt to fixed-rate debt. Based upon interest rates, in order to reduce cash interest expense over the last three quarters of fiscal 2010, the Company elected to terminate both of its interest rate swap agreements as of September 30, 2009.

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

Swap agreement fair values are recorded on the consolidated balance sheet as a component of current portion of long-term debt. The fair values of the interest rate swap agreements were estimated based on current settlement prices and quoted market prices of comparable contracts. The Company calculated no ineffectiveness on both interest rate swap agreements at their termination on September 30, 2009. At December 31, 2009, an unrealized loss of $1,016, net of taxes of $677, is recorded on the consolidated balance sheet as accumulated other comprehensive income (loss). This unrealized loss will be amortized to interest expense over the remaining terms of the original swap agreements.

The net receipts or payments from the interest rate swap agreements were recorded in interest expense. During the three months ended December 31, 2008, changes in the fair values of interest rate swap agreements totaled $(2,320). During the six months ended December 31, 2008 and 2009, changes in the fair value of interest rate swap agreements totaled $(2,218) and $572, respectively. The Company reclassified $447 during the three months ended December 31, 2008, and $968 and $1,047, respectively, during the six months ended December 31, 2008 and 2009, from accumulated other comprehensive income (loss) to interest expense.

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

The following table presents the Company’s financial assets and liabilities measured as of December 31, 2009:

		Fair Value
	December 31, 2009	Level 1	Level 2	Level 3
Financial assets at cost:
Current portion of notes receivable	$204
Notes receivable, net of current portion	171
Total	$375

Financial assets at fair value:
Cash and cash equivalents	2,085	2,085	—	—
Total	$2,085	$2,085	$—	$—

Financial liabilities carried at historical proceeds:
Current portion of long-term debt	$457
Long-term debt, net of current portion	137,150
Total	$137,607

(9) Preferred stock

As of December 31, 2009, the Company had one class of undesignated preferred stock authorized with no shares issued or outstanding. The Board of Directors of the Company may designate and issue preferred stock in one or more series. The Board of Directors can fix the rights, preferences and privileges of the shares of each series and any of its qualifications, limitations or restrictions.

(10) Related-party transactions

The Company has property lease agreements with certain employees. The Company incurred related rent expense of $76 and $92 for the three months ended December 31, 2008 and 2009, respectively, and $160 and $185 for the six months ended December 31, 2008 and 2009, respectively. During the three months ended December 31, 2009, certain employees with whom the Company had such lease agreements ceased employment with the Company.  As such, there were no remaining future obligations outstanding at December 31, 2009 with related parties.

(11) Income taxes

The Company’s effective tax rate was 39.0% and 37.6% for the three months ended December 31, 2008 and 2009, respectively, and 39.5% and 37.6% for the six months ended December 31, 2008 and 2009, respectively. The decrease in the effective tax rate in the three months and six months ended December 31, 2009, as compared to the same periods in the prior year was attributable to lower income subject to U.S. Federal income tax, which carries a higher tax rate than income subject to Canadian income taxes.

At December 31, 2009, there were no material unrecognized tax benefits. In addition, there were no accruals for the payment of interest and penalties related to income tax liabilities at December 31, 2009. The Company recognizes potential interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2009, the Company has open tax years for Federal purposes back to June 2005. For state purposes, the open years typically date back to June 2006, although some states remain open back to June 2005.

(12) Commitments and contingencies

The Company is involved in various matters of litigation arising in the normal course of business. Although the ultimate liability from existing or potential claims cannot be ascertained, management does not anticipate that any related outcomes would have a materially adverse effect on the Company’s financial position, operating results or cash flows.

(13) Subsequent Events

The Company evaluated all events and transactions that occured from December 31, 2009 through February 2, 2010.  Effective January 22, 2010, the Company entered into a Confidential Settlement Agreement and Release, and a Confidential Patent Settlement Agreement and Release, with a competitor and its affiliated parties, which agreements settled all claims, disputes and related matters with prejudice.  As a result of such settlement and related legal costs, the Company recognized an additional liability of $350,000 and charged the amount against selling, general, and administrative costs in the three months ended December 31, 2009.  The parties agreed that the other terms included in these agreements are confidential.  However, we do not believe that the other settlement terms are material to the Company’s financial position, operating results or cash flows.

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

Results of Operations

The following table summarizes the historical results of operations for the three and six months ended December 31, 2008 and 2009, in dollars and as a percentage of net sales. The Company’s gross profit may not be comparable to other entities, since some entities include all of the costs related to their distribution network in cost of goods sold and others, like us, report non-direct costs instead in selling, general, and administrative expenses, and salaries, wages, commissions, and related benefits.

Summary consolidated results of operations table

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands, except number of representatives)	2008	2009	2008	2009
Net sales	$184,477	$170,487	$353,500	$331,816
Direct cost of products sold (excludes depreciation and amortization)	152,209	141,071	290,932	276,454

Gross profit	32,268	29,416	62,568	55,362

Selling, general, and administrative expenses (includes salary, wages, commission, and related benefits)	24,397	23,540	50,015	46,328
Depreciation and amortization	2,054	2,022	4,130	4,000

Operating income	5,817	3,854	8,423	5,034
Other income (expense):
Interest expense	(2,289)	(2,068)	(4,623)	(4,579)
Other income	189	166	418	300

Income before income taxes	3,717	1,952	4,218	755
Income tax expense	(1,448)	(734)	(1,665)	(284)

Net income	$2,269	$1,218	$2,553	$471

Net sales	100.0%	100.0%	100.0%	100.0%
Direct cost of products sold (excludes depreciation and amortization)	82.5%	82.7%	82.3%	83.3%

Gross profit	17.5%	17.3%	17.7%	16.7%

Selling, general, and administrative expenses (includes salary, wages, commission, and related benefits)	13.2%	13.8%	14.1%	14.0%
Depreciation and amortization	1.1%	1.2%	1.2%	1.2%

Operating income	3.2%	2.3%	2.4%	1.5%
Other income (expense)
Interest expense	(1.3)%	(1.3)%	(1.3)%	(1.4)%
Other income	0.1%	0.1%	0.1%	0.1%

Income before income taxes	2.0%	1.1%	1.2%	0.2%
Income tax expense	(0.8)%	(0.4)%	(0.5)%	(0.1)%

Net income	1.2%	0.7%	0.7%	0.1%

Other data:
Field sales representatives	227	216	227	216

Three months ended December 31, 2009 compared to three months ended December 31, 2008

Net sales.  Net sales decreased $13,990, or 7.6%, to $170,487 for the three months ended December 31, 2009, from $184,477 for the three months ended December 31, 2008. The decrease in net sales was primarily attributable to lower spending by production animal customers whose profits have been constrained by fluctuating commodity prices and the general economic slowdown. The number of field sales representatives decreased to 216 as of December 31, 2009, from 227 as of December 31, 2008, primarily as a result of consolidation of underperforming territories.

Gross profit.  Gross profit decreased $2,852, or 8.8%, to $29,416 for the three months ended December 31, 2009, from $32,268 for the three months ended December 31, 2008. Gross profit as a percentage of sales was 17.3% for the three months ended December 31, 2009, compared to 17.5% for the three months ended December 31, 2008. The decrease in gross profit resulted from the decline in sales combined with lower gross profit margins driven by declines in manufacturer rebates.

Selling, general, and administrative expenses. Selling, general, and administrative expenses decreased to $23,540 for the three months ended December 31, 2009, from $24,397 for the three months ended December 31, 2008. The decrease was primarily the result of a decrease in variable selling and distribution expenses driven by lower sales volume combined with cost reduction efforts. The fixed nature of certain expenses such as salaries, rent, and computer related costs, together with the $350 accrual for settlement and related legal costs drove a slight increase in selling, general and administrative expenses as a percent of sales from 13.2% for the three months ended December 31, 2008, to 13.8% for the three months ended December 31, 2009.

Depreciation and amortization. Depreciation and amortization decreased slightly from $2,054 for the three months ended December 31, 2008, to $2,022 for the three months ended December 31, 2009. The decrease results primarily from lower amortization of intangible assets driven by certain noncompete agreements reaching the conclusion of their useful lives.

Other expenses. Other expenses decreased $198, or 9.4%, to $1,902 for the three months ended December 31, 2009, from $2,100 for the three months ended December 31, 2008. The decrease in other expenses was due to a decrease in interest expense of $221 to $2,068 in the three months ended December 31, 2009, as compared to $2,289 in the three months ended December 31, 2008. This decrease was due to lower interest rates than in the prior year.

Income tax expenses. Income tax expense decreased $714, or 49.3%, to $734 for the three months ended December 31, 2009, from $1,448 for the three months ended December 31, 2008. The effective tax rate was 37.6% and 39.0% for the three months ended December 31, 2009 and 2008, respectively.  This decrease in the effective tax rate was attributable to lower income subject to U.S. Federal income tax, which carries a higher tax rate than income subject to Canadian income taxes.

Six months ended December 31, 2009 compared to six months ended December 31, 2008

Net sales. Net sales decreased $21,684, or 6.1%, to $331,816 for the six months ended December 31, 2009, from $353,500 for the six months ended December 31, 2008. The decrease in net sales was primarily attributable to lower spending by production animal customers whose profits have been constrained by fluctuating commodity prices and the general economic slowdown.  The number of field sales representatives decreased to 216 as of December 31, 2009, from 227 as of December 31, 2008 , as a result of consolidation of underperforming territories.

Gross profit. Gross profit decreased $7,206, or 11.5%, to $55,362 for the six months ended December 31, 2009, from $62,568 for the six months ended December 31, 2008. Gross profit as a percentage of sales was 16.7% for the six months ended December 31, 2009, compared to 17.7% for the six months ended December 31, 2008. The decrease in gross profit resulted from the decline in sales combined with lower gross profit margins driven by declines in manufacturer rebates.

Selling, general, and administrative expenses. Selling, general, and administrative expenses decreased $3,687, or 7.4%, to $46,328 for the six months ended December 31, 2009, from $50,015 for the six months ended December 31, 2008. The decrease was primarily the result of a decrease in variable selling and distribution expenses driven by lower sales volume combined with cost reduction efforts, partially offset by the $350 accrual for settlement and related legal costs. These factors drove a slight decrease in selling, general and administrative expenses as a percent of sales from 14.1% for the six months ended December 31, 2008, to 14.0% for the six months ended December 31, 2009.

Depreciation and amortization. Depreciation and amortization decreased from $4,130 for the six months ended December 31, 2008, to $4,000 for the six months ended December 31, 2009. The decrease results from lower amortization of intangible assets driven by certain noncompete agreements reaching the conclusion of their useful lives.

Other expenses. Other expenses increased $74, or 1.8%, to $4,279 for the six months ended December 31, 2009, from $4,205 for the six months ended December 31, 2008. The increase in other expenses was primarily due to a decrease in other income of $118 to $300 in the six months ended December 31, 2009, as compared to $418 in the six months ended December 31, 2008. This decrease in other income was primarily due to $86 of lower gains on the sale of equipment than in the prior year.

Income tax expenses. Income tax expense decreased $1,381, or 82.9%, to $284 for the six months ended December 31, 2009, from $1,665 for the six months ended December 31, 2008. The effective tax rate was 37.6% and 39.5% for the six months ended December 31, 2009 and 2008, respectively. This decrease in the effective tax rate was attributable to lower income subject to U.S. Federal income tax, which carries a higher tax rate than income subject to Canadian income taxes.

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

Operating activities.  For the six months ended December 31, 2009, net cash used for operating activities was $7,377, and was attributable to $471 in net income, $5,573 of non-cash costs, and a $221 change in deferred income taxes, all offset by an increase in working capital of $13,642. The non-cash costs included $4,000 of depreciation and amortization, $520 of debt issue cost amortization, $620 of amortization of loss on settlement of interest rate swap agreements, $203 of bad debt expense, and $245 of stock compensation expenses. The change in working capital included an increase in accounts receivable of $8,792 and an increase in inventory of $12,139, both partially offset by an increase in accounts payable of $7,470.  The increase in accounts receivable resulted from strong sales at the close of the quarter that converted to cash early in the third quarter. The increase in inventory was due to inventory purchases near the close of the quarter in advance of manufacturer price increases.  This increase in inventory drove the corresponding increase in accounts payable. While accounts receivable and inventory levels as a percentage of sales were higher at December 31, 2009, the Company expects to manage these balances back to historical norms.

For the six months ended December 31, 2008, net cash provided by operating activities was $1,858, and was attributable to $2,553 in net income and $5,074 of non-cash costs offset by an increase in working capital of $4,892 and a change in deferred income taxes of $877. The non-cash costs included $4,130 of depreciation and amortization, $338 of debt issue cost amortization, and $684 of stock compensation expenses. The change in working capital included an increase in accounts receivable of $6,772 and an increase in inventory of $2,001, both partially offset by an increase in accounts payable of $2,374 and a decrease in income tax receivables/payables of $1,117.  The increase in accounts receivable resulted from strong sales at the close of the quarter that converted to cash early in the third quarter.  The increase in inventory was due to inventory purchases near the close of the quarter in advance of manufacturer price increases.  This increase in inventory drove the corresponding increase in accounts payable.  The decrease in income tax receivables/payables results from the timing of income tax payments.

Investing activities.   For the six months ended December 31, 2009, net cash used for investing activities was $1,271, and was primarily attributable to $1,229 of purchases of property, plant, and equipment.

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

Financing activities.   For the six months ended December 31, 2009, net cash provided by financing activities was $8,108, and was primarily attributable to net borrowings on the revolving credit facility totaling $17,308, partially offset by an unfavorable change in overdraft balances of $2,915, principal payments on other debt totaling $2,874, and the settlement of liabilities related to terminated interest rate swap agreements totaling $3,348.

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

In May 2009, the Revolver was amended to a $130,000 facility, with maturity on the earlier of June 30, 2012, or 60 days prior to the final extended maturity date of the Term Note, which currently matures on May 31, 2011. The outstanding borrowings under the amended facility bear interest through July 20, 2009, at LIBOR plus 3.50% for U.S. borrowings and CDOR Rate plus 1% for Canadian borrowings, and thereafter at rates based upon the Company’s Leverage Ratio as defined in the amended Revolver with LIBOR-based rates ranging from LIBOR and CDOR Rate plus 3.00% to LIBOR and CDOR Rate plus 3.75%, and with Prime-based rates ranging from U.S. Prime and Canadian Prime Rate plus 0.50% to U.S. Prime and Canadian Prime Rate plus 1.25%. Debt issue costs of $1,098 resulting from this extension were capitalized and are being amortized over the remaining term of the Revolver utilizing the straight-line method, which approximates the effective interest method.  Borrowings remain collateralized by a first priority interest in and lien on all of the Company’s assets. At December 31, 2009, the Company’s availability under the Revolver totaled $29,069.

As of December 31, 2009, the interest rates for the Revolver ranged from 3.80% to 4.25%, and the interest rate for the first lien term loan was 2.25%. Additionally, the Company is required to pay a commitment fee on the daily unused amount of the Revolver at a per annum rate of 0.50%. The credit agreements contain certain covenants that, among other things, restrict our ability to incur additional indebtedness, make certain payments, sell assets, enter into certain transactions with affiliates and create liens. Moreover, certain of these agreements require us to maintain specified financial ratios. The most restrictive covenant relates to the creation or assumption of additional indebtedness. The Company was in compliance with all financial covenants at December 31, 2009.

The Company has utilized cash flow hedge accounting and used derivative financial instruments to effectively convert a portion of its variable-rate debt to fixed-rate debt. Based upon interest rates, in order to reduce cash interest expense over the last three quarters of fiscal 2010, the Company elected to terminate both of its interest rate swap agreements as of September 30, 2009.

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

Swap agreement fair values are recorded on the consolidated balance sheet as a component of current portion of long-term debt. The fair values of the interest rate swap agreements were estimated based on current settlement prices and quoted market prices of comparable contracts. The Company calculated no ineffectiveness on both interest rate swap agreements at their termination on September 30, 2009. At December 31, 2009, an unrealized loss of $1,016, net of taxes of $677, is recorded on the consolidated balance sheet as accumulated other comprehensive income (loss). This unrealized loss will be amortized to interest expense over the remaining terms of the original swap agreements.

The net receipts or payments from the interest rate swap agreements were recorded in interest expense. During the three months ended December 31, 2008, changes in the fair values of interest rate swap agreements totaled $(2,320). During the six months ended December 31, 2008 and 2009, changes in the fair value of interest rate swap agreements totaled $(2,218) and $572, respectively. The Company reclassified $447 during the three months ended December 31, 2008, and $968 and $1,047, respectively, during the six months ended December 31, 2008 and 2009, from accumulated other comprehensive income (loss) to interest expense.

Contractual Obligations

As of December 31, 2009, there were no material changes in the Company’s contractual obligations as disclosed in the Company’s Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of December 31, 2009, the Company did not have any off-balance sheet arrangements other than the operating lease commitments in the contractual obligations table as disclosed in the Company’s Annual Report on Form 10-K.

Recent Accounting Pronouncements

A recent pronouncement by the FASB defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The provisions of this pronouncement were adopted on a prospective basis for financial instruments in the first quarter of fiscal 2009 and had no impact upon the Company’s consolidated financial statements. Those provisions relate to financial assets and liabilities carried at fair value and fair value disclosures related to financial assets and liabilities. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The provisions of the pronouncement for nonfinancial assets and nonfinancial liabilities became effective for the Company in the first quarter of fiscal 2010 and had no impact upon the Company ’ s consolidated financial statements.

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

Exposure to Interest Rates

The Company is exposed to certain market risks arising from transactions that are entered into in the normal course of business. As part of the Company’s financial risk management program, it has used certain derivative financial instruments to manage these risks. The Company does not engage in financial transactions for speculative purposes and therefore holds no derivative instruments for trading purposes. The Company’s exposure to market risk for changes in interest rates relates to variable interest rates on borrowings under the Company’s credit agreements. At December 31, 2009, $137.6 million of the Company’s debt remained subject to market risk for changes in interest rates. If the weighted average interest rate on the Company’s remaining variable rate indebtedness rose 31 basis points (a 10.0% change from the calculated weighted average interest rate as of December 31, 2009), assuming no change in the Company’s outstanding balance under its revolving credit facility and Term Note, the Company’s annualized income before taxes and cash flows from operating activities would decline by approximately $0.4 million. If the weighted average interest rate on the Company’s remaining variable rate indebtedness decreased 31 basis points (a 10.0% change from the calculated weighted average interest rate as of December 31, 2009), assuming no change in the Company’s outstanding balance under its revolving credit facility and Term Note, the Company’s annualized income before taxes and cash flows from operating activities would increase by approximately $0.4 million.

Exposure to Exchange Rates

AHII's subsidiaries are located in Canada and Taiwan. Due to the relative low volume of payments made by AHII through these subsidiaries, the Company does not believe that it has significant exposure to foreign currency exchange risks. The Company currently does not use derivative financial instruments to mitigate foreign currency exchange risks. The Company continues to review this issue and may consider hedging certain foreign exchange risks through the use of currency futures or options in future years.

Item 4.	Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2009, our chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company held its 2009 Annual Meeting of Stockholders on November 17, 2009.  On the record date, 24,329,670 shares of our common stock were entitled to vote.  At the meeting, 20,953,755 shares were represented in person or by proxy.

The first proposal was considered to approve an amendment and restatement of the 2007 Stock Option and Incentive Plan.  The proposal passed with 15,449,525 votes for, and 22,300 votes withheld.  The second proposal was considered to elect three Class III members to the Board of Directors as directors whose term will expire in 2012. The following individuals were elected as Class III directors:

Name	Votes For	Votes Withheld
David W. Biegler	18,188,477	2,765,278
Jerry W. Pinkerton	18,191,742	2,762,013
Brandon White	18,411,902	2,541,853

Item 5.	Other Information

None.

Item 6.	Exhibits

Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by James C. Robison, Chairman, President and Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by William F. Lacey, Senior Vice President and Chief Financial Officer.

32.1*	Section 1350 Certifications, executed by James C. Robison, Chairman, President and Chief Executive Officer, and William F. Lacey, Senior Vice President and Chief Financial Officer.

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

Animal Health International, Inc. (Registrant)

Date: February 2, 2010	/s/ William F. Lacey
William F. Lacey
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)