Form 10-Q
period 2010-03-31
Animal Health International, Inc.
filed 2010-05-04
CIK 1372813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of April 27, 2010, 24,329,670 shares of the registrant’s common stock were outstanding.

  ANIMAL HEALTH INTERNATIONAL, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

 PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements
Consolidated Financial Statements

  ANIMAL HEALTH INTERNATIONAL, INC.
Consolidated Balance Sheets
(In thousands, excluding share information)
  (Unaudited)
	June 30, 2009	March 31, 2010
Assets
Current assets :
Cash and cash equivalents	$2,749	$1,738
Accounts receivable, net	74,441	87,216
Current portion of notes receivable	126	197
Income tax receivable	1,001	3,725
Merchandise inventories, net	89,315	103,020
Deferred income taxes	3,358	1,952
Prepaid expenses	2,319	2,138
Total current assets	173,309	199,986

Noncurrent assets :
Notes receivable, net of current portion	280	144
Property, plant, and equipment, net	16,043	15,132
Goodwill	60,334	62,245
Customer relationships	28,022	25,468
Noncompete agreements	3,436	2,629
Trademarks and trade names	33,170	33,170
Debt issue costs and other assets, net of accumulated amortization of $2,017 and $2,784, respectively	3,671	3,239
Total assets	$318,265	$342,013

Liabilities and Stockholders’ Equity
Current liabilities :
Accounts payable	$83,567	$84,369
Accrued liabilities	13,055	11,289
Current portion of long-term debt	7,179	457
Total current liabilities	103,801	96,115

Noncurrent liabilities :
Long-term debt, net of current portion	119,913	146,213
Deferred lease incentives	1,101	1,127
Deferred income taxes	23,069	23,491
Total liabilities	247,884	266,946

Commitments and contingencies (note 12)

Stockholders’ equity :
Preferred stock, par value $0.01 per share. Authorized 10,000,000 shares, issued and outstanding 0 shares	—	—
Common stock, par value $0.01 per share. Authorized 90,000,000 shares, issued and outstanding 24,329,670 shares	243	243
Additional paid-in capital	132,912	133,371
Accumulated deficit	(58,853)	(58,262)
Accumulated other comprehensive loss	(3,921)	(285)
Total stockholders’ equity	70,381	75,067

Total liabilities and stockholders’ equity	$318,265	$342,013

See accompanying Notes to Unaudited Consolidated Financial Statements.

  ANIMAL HEALTH INTERNATIONAL, INC.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2010	2009	2010
Net sales	$150,931	$165,126	$504,431	$496,942
Costs and expenses:
Direct cost of products sold (excludes depreciation and amortization)	125,602	137,773	416,534	414,227
Salaries, wages, commissions, and related benefits	10,820	12,817	36,969	38,378
Selling, general, and administrative	11,407	9,771	35,273	30,538
Depreciation and amortization	2,039	2,005	6,169	6,005
Operating income	1,063	2,760	9,486	7,794

Other income (expense):
Other income	206	133	624	433
Interest expense	(1,877)	(2,714)	(6,500)	(7,293)
Income (loss) before income taxes	(608)	179	3,610	934
Income tax benefit (expense)	284	(59)	(1,381)	(343)
Net income (loss)	$(324)	$120	$2,229	$591

Earnings (loss) per common share:
Basic	$(0.01)	$0.00	$0.09	$0.02
Diluted	$(0.01)	$0.00	$0.09	$0.02
Weighted average shares outstanding:
Basic	24,330	24,330	24,330	24,330
Diluted	24,330	24,428	24,330	24,436

See accompanying Notes to Unaudited Consolidated Financial Statements.

ANIMAL HEALTH INTERNATIONAL, INC.
 Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2009	2010	2009	2010
Net income (loss)	$(324)	$120	$2,229	$591

Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments, net of tax	359	621	(972)	1,957
Foreign currency translation adjustment	(239)	663	(1,555)	1,679

Total comprehensive income (loss)	$(204)	$1,404	$(298)	$4,227

See accompanying Notes to Unaudited Consolidated Financial Statements.

 ANIMAL HEALTH INTERNATIONAL, INC.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)
	Nine Months Ended
	March 31,
	2009	2010
Cash flows from operating activities :
Net income	$2,229	$591
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	6,169	6,005
Amortization of debt issue costs	507	766
Amortization of loss on settlement of interest rate swap agreements	—	1,241
Bad debt expense	140	356
Stock compensation expense	1,044	459
Gain on sale of equipment	(171)	(38)
Deferred income taxes	(497)	1,599
Changes in operating assets and liabilities (working capital):
Accounts receivable	8,144	(13,361)
Merchandise inventories	(3,389)	(12,487)
Income taxes receivable/payable	(328)	(2,100)
Prepaid expenses	(644)	202
Accounts payable	3,403	5,589
Accrued liabilities and other	(592)	(2,443)

Net cash provided by (used for) operating activities	16,015	(13,621)

Cash flows from investing activities:
Purchase of property, plant, and equipment	(2,111)	(1,690)
Disposition (purchase) of other assets	295	(457)
Purchase price adjustments	(2,856)	(1,911)
Proceeds from sale of equipment	430	153
Net changes in notes receivable	376	400

Net cash used for investing activities	(3,866)	(3,505)

Cash flows from financing activities:
Repayment of long-term debt	(955)	(2,988)
Settlement of terminated interest rate swap agreements	—	(3,348)
Net borrowings (repayments) under revolving credit facilities	(8,247)	26,485
Debt issue costs	(39)	(63)
Change in overdraft balances	(3,489)	(3,731)

Net cash provided by (used for) financing activities	(12,730)	16,355

Effect of exchange rate changes on cash and cash equivalents	(167)	(240)

Net decrease in cash and cash equivalents	(748)	(1,011)

Cash and cash equivalents, beginning of period	2,452	2,749

Cash and cash equivalents, end of period	$1,704	$1,738

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly, in all material respects, the results of the Company for the periods presented. These consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes for the year ended June 30, 2009 included in the Company’s Annual Report on Form 10-K. The results of operations for the three and nine months ended March 31, 2010 are not necessarily indicative of results to be expected for the entire fiscal year.

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

In January 2007, the Company issued options to purchase an aggregate of 749,300 shares under terms established by the 2007 Stock Option and Incentive Plan. The Company also issued options to purchase 9,500 shares in May 2007, an additional 750,000 shares in both November 2007 and November 2008, and 411,125 in December 2009.   The options vest over a four-year period, carry a ten-year term, and have an exercise price of $11.00 per share for the initial 749,300 shares, $13.53 per share for the 9,500 shares granted in May 2007, $11.47 per share for the 750,000 shares granted in November 2007, $2.37 per share for the 750,000 shares granted in November 2008, and $2.65 per share for the 411,125 shares granted in December 2009. The options issued are incentive stock options, which are not performance-based and vest with continued employment. Unexercised options may be forfeited in the event of termination of employment. Options to purchase 362,975 shares were vested and had a weighted average exercise price of $7.07, and a weighted average remaining contract term of 7.8 years, but no options were exercised as of March 31, 2010.    In December 2009, the Company issued 838,875 restricted stock units to certain employees. These units vest over a four-year period, have an indefinite life, and convert to shares of common stock upon certain triggering events. The units carried a fair value of $2.15 upon their issuance, and the expense related to these units during the three and nine months ended March 31, 2010 was $91 and $121, respectively.

During May 2009, the Company’s senior management voluntarily surrendered 1,018,500 options for no consideration. The voluntary surrender was not accompanied by a concurrent grant of a replacement award nor any other valuable consideration. Accordingly, the unrecognized compensation expense related to these stock options of $1,803 was recognized as compensation expense in the fourth quarter of fiscal 2009. After accounting for the 838,875 restricted stock units granted to employees, the 360,720 deferred stock units granted to non-employee members of the Board of Directors, and the 1,357,800 stock options issued to employees that have not been forfeited or surrendered, there were 1,042,605 shares of common stock reserved for future issuance at March 31, 2010.

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

Total compensation expense for these options and restricted stock units is $7,515 including the following amounts charged or to be charged to compensation expense each year ended June 30 over each four-year vesting period: $224 in 2007, $1,342 in 2008, $3,208 in 2009, $673 in 2010, $801 in 2011, $612 in 2012, $473 in 2013, and $182 in 2014. Compensation expense related to these options and restricted stock units totaled $360 and $214 for the three months ended March 31, 2009 and 2010, respectively, and $1,044 and $459 for the nine months ended March 31, 2009 and 2010, respectively. The weighted average remaining contract term for the options was 8.6 years at March 31, 2010.

A summary of stock option activity is as follows:

	Options	Weighted Average Exercise Prices	Weighted Average Fair Value at Grant Date
Balance at July 1, 2009	1,014,175	$5.03	1.81
Granted	411,125	2.65	0.88
Exercised	—	—	—
Forfeited	(67,500)	4.02	1.40

Balance at March 31, 2010	1,357,800	$4.32	$1.53

Intrinsic value for stock options is defined as the difference between the current market value and the exercise price. The exercise price of stock options outstanding and exercisable at March 31, 2010 exceeded the market value, and therefore, the aggregate intrinsic value for these stock options was $0 at March 31, 2010.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2010	2009	2010
Net income available to common shareholders	$(324)	$120	$2,229	$591
Basic weighted average shares outstanding	24,330	24,330	24,330	24,330
Dilutive effect of stock options and restricted stock	—	98	—	106

Diluted weighted average shares outstanding	24,330	24,428	24,330	24,436

Basic earnings per share	$(0.01)	$0.00	$0.09	$0.02

Diluted earnings per share	$(0.01)	$0.00	$0.09	$0.02

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

(4) Accounts receivable, net

	June 30, 2009	March 31, 2010
Trade accounts receivable	$68,494	$82,047
Vendor rebate receivables	8,239	5,956
Other receivables	1,116	167

	77,849	88,170
Less allowance for doubtful accounts	(3,408)	(954)

Accounts receivable, net	$74,441	$87,216

At June 30, 2009, the Company recorded a bad debt provision of $2,708 as a result of a dispute with a manufacturer regarding a rebate receivable. This receivable was written-off as uncollectible during the quarter ended March 31, 2010.

(5) Property, plant, and equipment, net

	June 30, 2009	March 31, 2010
Land	$3,461	$3,461
Buildings and improvements	4,378	4,434
Leasehold improvements	3,749	3,872
Construction in progress	26	52
Equipment:
Warehouse	2,359	2,471
Automotive	6,730	6,647
Office/software	5,392	6,126

	26,095	27,063
Less accumulated depreciation	(10,052)	(11,931)

Property, plant, and equipment, net	$16,043	$15,132

Depreciation expense was $918 and $885 for the three months ended March 31, 2009 and 2010, respectively, and $2,684 and $2,644 for the nine months ended March 31, 2009 and 2010, respectively.

(6) Goodwill and other intangible assets

	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
June 30, 2009 :
Goodwill	Indefinite	$60,334	$—	$60,334
Customer relationships	12 years	40,578	(12,556)	28,022
Noncompete agreements	2-5 years	6,245	(2,809)	3,436
Trademarks and trade names	Indefinite	33,170	—	33,170

		$140,327	$(15,365)	$124,962

March 31, 2010 :
Goodwill	Indefinite	$62,245	$—	$62,245
Customer relationships	12 years	40,578	(15,110)	25,468
Noncompete agreements	2-5 years	6,245	(3,616)	2,629
Trademarks and trade names	Indefinite	33,170	—	33,170

		$142,238	$(18,726)	$123,512

Amortization expense related to intangible assets totaled $1,121 and $1,120 for the three months ended March 31, 2009 and 2010, respectively, and $3,485 and $3,361 for the nine months ended March 31, 2009 and 2010, respectively. Based on the current estimated useful lives assigned to intangibles assets, amortization expense for fiscal 2010, 2011, 2012, 2013, and 2014 is projected to total $4,482, $4,482, $4,229, $3,867, and $3,406, respectively.

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

The Company’s stock price and market capitalization have improved in the past nine months, and the Company has experienced improved growth rates in the past nine months. As a result, the Company concluded that indicators had not emerged to indicate that impairment testing needed to be performed as of March 31, 2010. The Company will perform its annual impairment test at June 30, 2010.

(7) Long-term debt

	June 30, 2009	March 31, 2010
Credit agreement—Revolving credit facility	$79,245	$105,729
Credit agreement—Term Note	43,650	40,933
Liability for interest rate swap agreements	3,920	—
Other	277	8

	127,092	146,670
Less current portion	(7,179)	(457)

	$119,913	$146,213

The Company has a $44,550 first lien term loan, which matures on May 31, 2011 and bears interest at an annual rate equal to LIBOR plus 2.0%, paid quarterly. The Company plans to continue to take advantage of this favorable rate and not extend, replace, or retire this debt until it is closer to maturity.  Borrowings are collateralized by a first priority interest in and lien on all of the Company’s assets.

The Company’s revolving credit facility (the Revolver) is a $130,000 facility, which matures on the earlier of June 30, 2012, or 60 days prior to the final extended maturity date of the Term Note. The outstanding borrowings under the amended facility bear interest through July 20, 2009, at LIBOR plus 3.50% for U.S. borrowings and CDOR Rate plus 1% for Canadian borrowings, and thereafter at rates based upon the Company’s Leverage Ratio as defined in the amended Revolver with LIBOR-based rates ranging from LIBOR and CDOR Rate plus 3.00% to LIBOR and CDOR Rate plus 3.75%, and with Prime-based rates ranging from U.S. Prime and Canadian Prime Rate plus 0.50% to U.S. Prime and Canadian Prime Rate plus 1.25%. Borrowings remain collateralized by a first priority interest in and lien on all of the Company’s assets. At March 31, 2010, the Company’s availability under the Revolver totaled $24,844.

As of March 31, 2010, the interest rates for the Revolver ranged from 4.00% to 4.50%, and the interest rate for the first lien term loan was 2.25%. Additionally, the Company is required to pay a commitment fee on the daily unused amount of the Revolver at a per annum rate of 0.50%.  Debt issue costs related to the Term Note and the Revolver have been capitalized and are being amortized over the remaining term of the underlying debt utilizing the straight-line method, which approximates the effective interest method.  The credit agreements contain certain covenants that, among other things, restrict our ability to incur additional indebtedness, make certain payments, sell assets, enter into certain transactions with affiliates and create liens. Moreover, certain of these agreements require us to maintain specified financial ratios. The most restrictive covenant relates to the creation or assumption of additional indebtedness. The Company was in compliance with all financial covenants at March 31, 2010.

The Company has utilized cash flow hedge accounting and used derivative financial instruments to effectively convert a portion of its variable-rate debt to fixed-rate debt. In order to reduce cash interest expense over the last three quarters of fiscal 2010, the Company elected to terminate both of its interest rate swap agreements as of September 30, 2009 and paid the respective liabilities in October 2009.

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

Swap agreement fair values are recorded on the consolidated balance sheet as a component of current portion of long-term debt. The fair values of the interest rate swap agreements were estimated based on current settlement prices and quoted market prices of comparable contracts. The Company calculated no ineffectiveness on both interest rate swap agreements at their termination on September 30, 2009. At March 31, 2010, an unrealized loss of $395, net of taxes of $263, is recorded on the consolidated balance sheet as accumulated other comprehensive income (loss). This unrealized loss will be amortized to interest expense over the remaining terms of the original swap agreements.

The net receipts or payments from the interest rate swap agreements were recorded in interest expense. During the three months ended March 31, 2009, changes in the fair values of interest rate swap agreements totaled $598. During the nine months ended March 31, 2009 and 2010, changes in the fair value of interest rate swap agreements totaled $(1,620) and $572, respectively. The Company reclassified $786 during the three months ended March 31, 2009, and $1,754 and $1,047, respectively, during the nine months ended March 31, 2009 and 2010, from accumulated other comprehensive income (loss) to interest expense.

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

The following table presents the Company’s financial assets and liabilities measured as of March 31, 2010:

		Fair Value
	March 31, 2010	Level 1	Level 2	Level 3
Financial assets at cost :
Current portion of notes receivable	$197
Notes receivable, net of current portion	144
Total	$341

Financial assets at fair value :
Cash and cash equivalents	1,738	1,738	—	—
Total	$1,738	$1,738	$—	$—

Financial liabilities carried at historical proceeds :
Current portion of long-term debt	$457
Long-term debt, net of current portion	146,213
Total	$146,670

(9) Preferred stock

As of March 31, 2010, the Company had one class of undesignated preferred stock authorized with no shares issued or outstanding. The Board of Directors of the Company may designate and issue preferred stock in one or more series. The Board of Directors can fix the rights, preferences and privileges of the shares of each series and any of its qualifications, limitations or restrictions.

(10) Related-party transactions

The Company has property lease agreements with certain employees. The Company incurred related rent expense of $76 and $9 for the three months ended March 31, 2009 and 2010, respectively, and $236 and $194 for the nine months ended March 31, 2009 and 2010, respectively. During the three months ended December 31, 2009, certain employees with whom the Company had such lease agreements ceased employment with the Company.  As such, there were no remaining future obligations outstanding at March 31, 2010 with related parties.

(11) Income taxes

The Company’s effective tax rate was 46.7% and 33.0% for the three months ended March 31, 2009 and 2010, respectively, and 38.3% and 36.7% for the nine months ended March 31, 2009 and 2010, respectively. The decrease in the effective tax rate in the three months and nine months ended March 31, 2010, as compared to the same periods in the prior year was attributable to lower income subject to U.S. Federal income tax, which carries a higher tax rate than income subject to Canadian income taxes.

At March 31, 2010, there were no material unrecognized tax benefits. In addition, there were no accruals for the payment of interest and penalties related to income tax liabilities at March 31, 2010. The Company recognizes potential interest and penalties related to unrecognized tax benefits in income tax expense. As of March 31, 2010, the Company has open tax years for Federal purposes back to June 2006. For state purposes, the open years typically date back to June 2007, although some states remain open back to June 2006.

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

Results of Operations

The following table summarizes the historical results of operations for the three and nine months ended March 31, 2009 and 2010, in dollars and as a percentage of net sales. The Company’s gross profit may not be comparable to other entities, since some entities include all of the costs related to their distribution network in cost of goods sold and others, like us, report non-direct costs instead in selling, general, and administrative expenses, and salaries, wages, commissions, and related benefits.

Summary consolidated results of operations table

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands, except number of representatives)	2009	2010	2009	2010
Net sales	$150,931	$165,126	$504,431	$496,942
Direct cost of products sold (excludes depreciation and amortization)	125,602	137,773	416,534	414,227

Gross profit	25,329	27,353	87,897	82,715

Selling, general, and administrative expenses (includes salary, wages, commission, and related benefits)	22,227	22,588	72,242	68,916
Depreciation and amortization	2,039	2,005	6,169	6,005

Operating income	1,063	2,760	9,486	7,794
Other income (expense):
Interest expense	(1,877)	(2,714)	(6,500)	(7,293)
Other income	206	133	624	433

Income (loss) before income taxes	(608)	179	3,610	934
Income tax benefit (expense)	284	(59)	(1,381)	(343)

Net income (loss)	$(324)	$120	$2,229	$591

Net sales	100.0%	100.0%	100.0%	100.0%
Direct cost of products sold (excludes depreciation and amortization)	83.2%	83.4%	82.6%	83.4%

Gross profit	16.8%	16.6%	17.4%	16.6%

Selling, general, and administrative expenses (includes salary, wages, commission, and related benefits)	14.7%	13.7%	14.3%	13.8%
Depreciation and amortization	1.4%	1.2%	1.2%	1.2%

Operating income	0.7%	1.7%	1.9%	1.6%
Other income (expense)
Interest expense	(1.2)%	(1.7)%	(1.3)%	(1.5)%
Other income	0.1%	0.1%	0.1%	0.1%

Income (loss) before income taxes	(0.4)%	0.1%	0.7%	0.2%
Income tax benefit (expense)	0.2%	0.0%	(0.3)%	(0.1)%

Net income (loss)	(0.2)%	0.1%	0.4%	0.1%

Other data:
Field sales representatives	219	217	219	217

Three months ended March 31, 2010 compared to three months ended March 31, 2009

Net sales.  Net sales increased $14,195, or 9.4%, to $165,126 for the three months ended March 31, 2010, from $150,931 for the three months ended March 31, 2009. The increase in net sales was primarily attributable to increased sales to existing customers, the addition of new customers, and one-time vendor promotions that ended during the quarter. The number of field sales representatives decreased to 217 as of March 31, 2010, from 219 as of March 31, 2009, as a result of consolidation of underperforming territories.

Gross profit.  Gross profit increased $2,024, or 8.0%, to $27,353 for the three months ended March 31, 2010, from $25,329 for the three months ended March 31, 2009. Gross profit as a percentage of sales was 16.6% for the three months ended March 31, 2010, compared to 16.8% for the three months ended March 31, 2009. The increase in gross profit resulted from the increase in sales, partially offset by lower gross profit margins driven by declines in manufacturer rebates.

Selling, general, and administrative expenses. Selling, general, and administrative expenses increased $361, or 1.6%, to $22,588 for the three months ended March 31, 2010, from $22,227 for the three months ended March 31, 2009. The increase was primarily the result of an increase in variable selling and distribution expenses driven by higher sales volume, partially offset by cost reduction efforts. The fixed nature of certain expenses such as salaries, rent and computer related costs, drove a decrease in selling, general and administrative expenses as a percent of sales from 14.7% for the three months ended March 31, 2009, to 13.7% for the three months ended March 31, 2010.

Depreciation and amortization. Depreciation and amortization decreased slightly from $2,039 for the three months ended March 31, 2009, to $2,005 for the three months ended March 31, 2010. The decrease results primarily from lower amortization of intangible assets driven by certain noncompete agreements reaching the conclusion of their useful lives.

Other expenses. Other expenses increased $910, or 54.5%, to $2,581 for the three months ended March 31, 2010, from $1,671 for the three months ended March 31, 2009. The increase in other expenses was due to an increase in interest expense of $837 to $2,714 in the three months ended March 31, 2010, as compared to $1,877 in the three months ended March 31, 2009. This increase was due to higher debt than in the prior year as a result of an increased investment in working capital.

Income tax expenses. Income tax expense increased $343 to a tax expense of $59 for the three months ended March 31, 2010, from a $284 tax benefit for the three months ended March 31, 2009. The effective tax rate was 33.0% and 46.7% for the three months ended March 31, 2010 and 2009, respectively.  This decrease in the effective tax rate was attributable to lower income subject to U.S. Federal income tax, which carries a higher tax rate than income subject to Canadian income taxes.

Nine months ended March 31, 2010 compared to nine months ended March 31, 2009

Net sales. Net sales decreased $7,489, or 1.5%, to $496,942 for the nine months ended March 31, 2010, from $504,431 for the nine months ended March 31, 2009. The decrease in net sales was primarily attributable to lower spending during the first six months of the year by production animal customers whose profits had been constrained by fluctuating commodity prices and the general economic slowdown.  The number of field sales representatives decreased to 217 as of March 31, 2010, from 219 as of March 31, 2009, as a result of consolidation of underperforming territories.

Gross profit. Gross profit decreased $5,182, or 5.9%, to $82,715 for the nine months ended March 31, 2010, from $87,897 for the nine months ended March 31, 2009. Gross profit as a percentage of sales was 16.6% for the nine months ended March 31, 2010, compared to 17.4% for the nine months ended March 31, 2009. The decrease in gross profit resulted from the decline in sales in the first two quarters of the fiscal year combined with lower gross profit margins driven by declines in manufacturer rebates.

Selling, general, and administrative expenses. Selling, general, and administrative expenses decreased $3,326, or 4.6%, to $68,916 for the nine months ended March 31, 2010, from $72,242 for the nine months ended March 31, 2009. The decrease was primarily the result of a decrease in variable selling and distribution expenses driven by lower sales volume in the first two quarters of the fiscal year combined with cost reduction efforts, partially offset by the $350 accrual for settlement and related legal costs. These factors drove a slight decrease in selling, general and administrative expenses as a percent of sales from 14.3% for the nine months ended March 31, 2009, to 13.8% for the nine months ended March 31, 2010.

Depreciation and amortization. Depreciation and amortization decreased from $6,169 for the nine months ended March 31, 2009, to $6,005 for the nine months ended March 31, 2010. The decrease results from lower amortization of intangible assets driven by certain noncompete agreements reaching the conclusion of their useful lives.

Other expenses. Other expenses increased $984, or 16.7%, to $6,860 for the nine months ended March 31, 2010, from $5,876 for the nine months ended March 31, 2009. The increase in other expenses was primarily due to an increase in interest expense of $793 to $7,293 in the nine months ended March 31, 2010, as compared to $6,500 in the nine months ended March 31, 2009. This increase was due to higher debt than in the prior year as a result of an increased investment in working capital.

Income tax expenses. Income tax expense decreased $1,038, or 75.2%, to $343 for the nine months ended March 31, 2010, from $1,381 for the nine months ended March 31, 2009. The effective tax rate was 36.7% and 38.3% for the nine months ended March 31, 2010 and 2009, respectively. This decrease in the effective tax rate was attributable to lower income subject to U.S. Federal income tax, which carries a higher tax rate than income subject to Canadian income taxes.

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

Operating activities.  For the nine months ended March 31, 2010, net cash used for operating activities was $13,621, and was attributable to $591 in net income, $8,789 of non-cash costs, and a $1,599 change in deferred income taxes, all offset by an increase in working capital of $24,600. The non-cash costs included $6,005 of depreciation and amortization, $766 of debt issue cost amortization, $1,241 of amortization of loss on settlement of interest rate swap agreements, $356 of bad debt expense, and $459 of stock compensation expenses. The change in working capital included an increase in accounts receivable of $13,361, an increase in inventory of $12,487, an increase in income tax receivables of $2,100, and a decrease in accrued liabilities and other of $2,443, all partially offset by an increase in accounts payable of $5,589.  The increase in accounts receivable resulted from strong sales at the close of the quarter that converted to cash early in the fourth quarter. The increase in inventory was due a rise in inventory purchases near the close of the quarter in anticipation of higher spring sales volume.  The increase in inventory drove the increase in accounts payable. While accounts receivable and inventory levels as a percentage of sales were higher at March 31, 2010, the Company expects to manage these balances back to historical norms.  The increase in income taxes receivable was due to the finalization of tax returns yielding a $1,792 tax refund received in April 2010.  The decrease in accrued liabilities and other resulted primarily from payments of liabilities related to accrued non-recurring settlement and legal costs.

For the nine months ended March 31, 2009, net cash provided by operating activities was $16,015, and was attributable to $2,229 in net income and $7,689 of non-cash costs combined with a decrease in working capital of $6,594, all partially offset by a $497 change in deferred income taxes. The non-cash costs included $6,169 of depreciation and amortization, $507 of debt issue cost amortization, and $1,044 of stock option expenses. The change in working capital included a decrease in accounts receivable of $8,144 and an increase in accounts payable of $3,403, both partially offset by an increase in inventory of $3,389, an increase in prepaid expenses of $644, and a decrease in accrued liabilities and other of $592. The decrease in accounts receivable resulted from lower sales volume combined with strong collections of receivables from the prior quarter. The increase in inventory was due to inventory purchases near the close of the quarter in anticipation of higher spring sales volume.  This increase in inventory drove the corresponding increase in accounts payable.  The increase in prepaid expenses resulted primarily from the payment for a computer software maintenance agreement. The decrease in accrued liabilities and other resulted primarily from the payment of bonuses accrued in the prior year.

Investing activities.   For the nine months ended March 31, 2010, net cash used for investing activities was $3,505, and was primarily attributable to $1,911 in cash payments to certain selling stockholders of Kane for the achievement of certain purchase agreement performance targets and $1,690 of property, plant, and equipment purchases.

For the nine months ended March 31, 2009, net cash used for investing activities was $3,866, and was primarily attributable to $2,825 in cash payments to certain selling stockholders of Kane for the achievement of certain purchase agreement performance targets and $2,111 of property, plant and equipment purchases, partially offset by $430 of proceeds from the sale of equipment and $376 of notes receivable payments.

Financing activities.   For the nine months ended March 31, 2010, net cash provided by financing activities was $16,355, and was primarily attributable to net borrowings on the revolving credit facility totaling $26,485, partially offset by an unfavorable change in overdraft balances of $3,731, principal payments on other debt totaling $2,988, and the settlement of liabilities related to terminated interest rate swap agreements totaling $3,348.

For the nine months ended March 31, 2009, net cash used for financing activities was $12,730, and was primarily attributable to net repayments from revolving credit facilities of $8,247, an unfavorable change in overdraft balances of $3,489, and $955 of repayments of long-term debt.

Capital resources.  The Company has a $44,550 first lien term loan, which matures on May 31, 2011 and bears interest at an annual rate equal to LIBOR plus 2.0%, paid quarterly. The Company plans to continue to take advantage of this favorable rate and not extend, replace, or retire this debt until it is closer to maturity.  Borrowings are collateralized by a first priority interest in and lien on all of the Company’s assets.

The Company’s revolving credit facility (the Revolver) is a $130,000 facility, which matures on the earlier of June 30, 2012, or 60 days prior to the final extended maturity date of the Term Note. The outstanding borrowings under the amended facility bear interest through July 20, 2009, at LIBOR plus 3.50% for U.S. borrowings and CDOR Rate plus 1% for Canadian borrowings, and thereafter at rates based upon the Company’s Leverage Ratio as defined in the amended Revolver with LIBOR-based rates ranging from LIBOR and CDOR Rate plus 3.00% to LIBOR and CDOR Rate plus 3.75%, and with Prime-based rates ranging from U.S. Prime and Canadian Prime Rate plus 0.50% to U.S. Prime and Canadian Prime Rate plus 1.25%. Borrowings remain collateralized by a first priority interest in and lien on all of the Company’s assets. At March 31, 2010, the Company’s availability under the Revolver totaled $24,844.

As of March 31, 2010, the interest rates for the Revolver ranged from 4.00% to 4.50%, and the interest rate for the first lien term loan was 2.25%. Additionally, the Company is required to pay a commitment fee on the daily unused amount of the Revolver at a per annum rate of 0.50%.  Debt issue costs related to the Term Note and the Revolver have been capitalized and are being amortized over the remaining term of the underlying debt utilizing the straight-line method, which approximates the effective interest method.  The credit agreements contain certain covenants that, among other things, restrict our ability to incur additional indebtedness, make certain payments, sell assets, enter into certain transactions with affiliates and create liens. Moreover, certain of these agreements require us to maintain specified financial ratios. The most restrictive covenant relates to the creation or assumption of additional indebtedness. The Company was in compliance with all financial covenants at March 31, 2010.

The Company has utilized cash flow hedge accounting and used derivative financial instruments to effectively convert a portion of its variable-rate debt to fixed-rate debt. In order to reduce cash interest expense over the last three quarters of fiscal 2010, the Company elected to terminate both of its interest rate swap agreements as of September 30, 2009 and paid the respective liabilities in October 2009.

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

Swap agreement fair values are recorded on the consolidated balance sheet as a component of current portion of long-term debt. The fair values of the interest rate swap agreements were estimated based on current settlement prices and quoted market prices of comparable contracts. The Company calculated no ineffectiveness on both interest rate swap agreements at their termination on September 30, 2009. At March 31, 2010, an unrealized loss of $395, net of taxes of $263, is recorded on the consolidated balance sheet as accumulated other comprehensive income (loss). This unrealized loss will be amortized to interest expense over the remaining terms of the original swap agreements.

The net receipts or payments from the interest rate swap agreements were recorded in interest expense. During the three months ended March 31, 2009, changes in the fair values of interest rate swap agreements totaled $598. During the nine months ended March 31, 2009 and 2010, changes in the fair value of interest rate swap agreements totaled $(1,620) and $572, respectively. The Company reclassified $786 during the three months ended March 31, 2009, and $1,754 and $1,047, respectively, during the nine months ended March 31, 2009 and 2010, from accumulated other comprehensive income (loss) to interest expense.

Contractual Obligations

As of March 31, 2010, there were no material changes in the Company’s contractual obligations as disclosed in the Company’s Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of March 31, 2010, the Company did not have any off-balance sheet arrangements other than the operating lease commitments in the contractual obligations table as disclosed in the Company’s Annual Report on Form 10-K.

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

Exposure to Interest Rates

The Company is exposed to certain market risks arising from transactions that are entered into in the normal course of business. As part of the Company’s financial risk management program, it has used certain derivative financial instruments to manage these risks. The Company does not engage in financial transactions for speculative purposes and therefore holds no derivative instruments for trading purposes. The Company’s exposure to market risk for changes in interest rates relates to variable interest rates on borrowings under the Company’s credit agreements. At March 31, 2010, $146.7 million of the Company’s debt remained subject to market risk for changes in interest rates. If the weighted average interest rate on the Company’s remaining variable rate indebtedness rose 34 basis points (a 10.0% change from the calculated weighted average interest rate as of March 31, 2010), assuming no change in the Company’s outstanding balance under its revolving credit facility and Term Note, the Company’s annualized income before taxes and cash flows from operating activities would decline by approximately $0.5 million. If the weighted average interest rate on the Company’s remaining variable rate indebtedness decreased 34 basis points (a 10.0% change from the calculated weighted average interest rate as of March 31, 2010), assuming no change in the Company’s outstanding balance under its revolving credit facility and Term Note, the Company’s annualized income before taxes and cash flows from operating activities would increase by approximately $0.5 million.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2010, our chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are a party to legal proceedings and claims arising in the ordinary course of business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.

Item 1A.	Risk Factors

Not Applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Number	Description

10.1(1)*	Livestock Products Distribution Agreement entered into on March 17, 2010, and effective as of January 1, 2010, by and between Pfizer Inc. and Walco International, Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by James C. Robison, Chairman, President and Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by William F. Lacey, Senior Vice President and Chief Financial Officer.

32.1**	Section 1350 Certifications, executed by James C. Robison, Chairman, President and Chief Executive Officer, and William F. Lacey, Senior Vice President and Chief Financial Officer.

*	Portions of Exhibit 10.1 have been redacted pursuant to a request for confidential treatment, and the redacted portions have been separately filed with the Securities and Exchange Commission.
**
This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Act of 1934, or otherwise subject to the liability of that Section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

(1)	Incorporated by reference to our Current Report on Form 8-K filed on March 22, 2010.

 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Animal Health International, Inc. (Registrant)

Date: May 4, 2010	/s/ William F. Lacey
William F. Lacey
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)