Form 10-K
period 2010-06-30
Animal Health International, Inc.
filed 2010-09-10
CIK 1372813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

    The aggregate market value of the common stock held by non-affiliates of the registrant as of December 31, 2009 was approximately $24.9 million (based on the closing price for the registrant’s common stock on the NASDAQ Global Market of $2.40 per share).  At August 31, 2010, 24,329,670 shares of the registrant’s common stock were outstanding.

Documents Incorporated by Reference
    The Registrant intends to file a proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended June 30, 2010. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

ANIMAL HEALTH INTERNATIONAL, INC.
FORM 10-K
FOR THE YEAR ENDED JUNE 30, 2010

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

General

We are a leading distributor of animal health products in the United States and Canada. We sell more than 40,000 products sourced from over 1,500 manufacturers to over 71,000 customers, as well as provide consultative services to our customers in the highly fragmented animal health products industry. Products we distribute include pharmaceuticals, vaccines, parasiticides, diagnostics, capital equipment, sanitizers, devices, supplies, pet foods, and dairy lagoon treatment systems. Our principal customers are veterinarians, production animal operators and animal health product retailers. We believe our customers purchase from us due to our longstanding relationships with them, knowledge of their businesses, service and ability to assist them in their operations.  We have a 318 person sales force, including 222 field sales representatives.  We also offer our customers a variety of value-added services, including on-site inventory management, dairy technical services, electronic commerce platform, proprietary production animal health management software solutions, production animal heath operations equipment, health management capital equipment, equipment procurement consultation, merchandising, special order fulfillment, educational seminars. We process daily shipments from our central replenishment and distribution facility located in Memphis, Tennessee and 58 distribution locations strategically located in the United States, Canada and Taiwan. Our corporate headquarters is located in the Dallas/Fort Worth metropolitan area.

Our business commenced operations in 1954 as part of a family-owned drug store business, which following a series of business combinations, was incorporated as Walco International, Inc. in 1972.  We were organized as a Delaware corporation in 2005.  In September 2006, we changed our name to Animal Health International, Inc. We completed our initial public offering on January 30, 2007.

Industry

According to Sundale Research, an independent market research company, animal health product sales in the United States for 2009 totaled approximately $6.7 billion, an increase from approximately $4.7 billion in 2003, representing a compounded annual growth rate of approximately 6.0%. The animal health products market is divided into two sub-markets: production animals and companion animals. The production animal market primarily consists of beef and dairy cattle, poultry and swine, while the companion animal market primarily consists of horses, dogs and cats. Sundale Research estimates that in 2009 the market for production animal health products was approximately $3.0 billion and the market for companion animal health products was approximately $3.7 billion.

We believe the production animal health product market has been adversely impacted over the last few years by high animal feed costs combined with low animal protein prices.  This unfavorable combination of high input costs and low protein prices have caused production animal producers to defer or eliminate spending on preventative treatments as well as to delay shipping animals to optimize weight gain. We believe the companion animal health products market has slowed due to decreased consumer spending caused by the general economy.

Distributors are critical to the animal health products supply chain, by providing manufacturers with cost-effective access to geographically diverse customers. Distributors also provide customers with access to a broad selection of products through a single channel, thereby helping them efficiently manage inventory levels.

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

Expand sales of proprietary products. We believe the quality of our proprietary branded products in conjunction with our competitive pricing strategy has generated a loyal customer base that is confident in our branded products. We also believe we can partner with domestic and international manufacturers to continue to grow our proprietary branded products business by marketing new specialty niche products. We selectively target product areas to expand our proprietary branded products portfolio while maintaining our strategic manufacturer relationships. A significant number of products will be coming off patent in the next several years, providing us with a pipeline of proprietary branded product opportunities.

Continue to improve operational efficiencies. We have made significant investments in our distribution infrastructure and information technology platform over the past several years. In order to continue our profitability and maintain a competitive position in the marketplace, we will continue to focus on improving our operations and distribution processes.

    Make selective acquisitions. The global market for animal health products distribution is highly fragmented with many national, regional and local distributors. We actively screen, target, contact and evaluate potential acquisitions. Our acquisition strategy is to target complementary businesses in the animal health product market that provide, among other things, access to additional product lines, sales representatives, customer opportunities, manufacturer relationships, sales territories and value-added services both in the United States and internationally. We believe our experienced and disciplined management team, together with our organizational platform built on scalable information management systems and processes, make us well positioned to participate in the consolidation of the industry.

Products

We offer a broad selection of over 40,000 animal health products, including an extensive offering of proprietary branded products, which we source from over 1,500 manufacturers. We also offer our customers additional products through special orders. Our products are comprised of four major categories: pharmaceuticals, biologicals, pet foods and nutritional products, and other products.  For our fiscal year ended June 30, 2010, our product revenues were comprised of approximately 54% pharmaceutical products, 16% biologicals, 10% pet foods and nutritional products, and 20% of other products.

Pharmaceuticals. Pharmaceuticals include dosage form medicines employed in disease prevention and treatment programs. Pharmaceuticals such as antibiotics, anthelmintics, insecticides and implants include both over-the-counter products, which can be sold directly to end-users, and ethical products, which are sold to, or through, veterinarians.

•
Antibiotics are administered for the treatment and prevention of diseases such as chronic respiratory disease and for growth promotion. Antibiotics include products such as tetracyclines, penicillins, erythromycins, cephalosporins and fluroquinolones. Antibiotics are available in injectable, bolus (i.e., pill), additive and drench (i.e., liquid) forms.

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

Pet foods, and nutritional products, including medicated feed additives. We offer several premium pet foods and nutritional products, such as dietary supplements, probiotics (i.e. beneficial bacteria-based treatments), vitamins and treats, to veterinarians and retail stores. Medicated additives include highly regulated products such as antibiotics and anti-bacterials, and are used at low levels to promote growth and improve efficiency in production animals and, at high levels, for therapeutic treatment.

Other products, including diagnostics, capital equipment, medical devices and supplies, chemicals, calf feeding bottles, and dairy lagoon treatment systems.  We offer a wide range of diagnostics, capital equipment and medical devices and supplies, including disposable kits, replacement strips and reagents.  These products are used for testing all animal species’ body fluids and tissue for disease and/or conditions or in residue testing of animal products. While heartworm diagnostics are at the core of this market, other products also include a full range of blood tests for disorders such as ehrlichia, feline leukemia, parvovirus, feline infectious peritonitis and feline immunodeficiency virus. Medical supplies are used in cleaning and sanitizing equipment and facilities, as well as diagnostic and suture components, and grooming products such as brushes and shampoos.  Chemicals include sanitizers, cleaning agents, disinfectants, insecticides and rodenticides, and are typically used by production animal producers.

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

Educational seminars. We routinely organize and participate with our vendors in seminars for our production animal and companion animal customers covering a wide array of topics.

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

Special order fulfillment.  We procure and ship approximately 1,100 unique products that we do not normally stock in our warehouses.

Merchandising services. Our field sales representatives visit large dealers and retail stores and provide shelf management and organization, product information and monitoring services on a monthly basis.

Customers

We have a diverse customer base with over 71,000 accounts consisting of veterinarians, production animal operators and animal health product retailers. We believe our good reputation for customer service, product selection and high quality products has enabled us to establish and maintain this customer base. In fiscal 2010, no customer represented more than 1.0% of net sales and our 10 largest accounts only comprised approximately 6% of net sales. We have over 35,000 accounts served directly by our sales force and approximately 36,000 additional accounts that are served by Internet and catalog sales. Our customers range in size from single-practitioner veterinarians to large, corporate cattle feeding operations. Due to longstanding relationships between our sales force and our customers, 70% of our top 500 customers that placed orders with us in 2002 still order from us today.

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

•
Cow/Calf. According to the United States Department of Agriculture (USDA), this sub-group is extremely fragmented with over 757,000 cattle operations. However, approximately 642,000 operations have 49 or fewer cattle. Calves remain in the cow/calf stage from birth until reaching approximately 400 lbs (roughly six to eight months) at which point they are sold to buying agents and delivered to stocker locations. Per-cattle animal health product spending is approximately $17 during the cow/calf stage.

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

    Dairy customers. We believe we are a leader in the dairy market. We target dairy farms with a minimum size of 500 cattle, with our average dairy customer having 1,500 cattle. The dairy market is undergoing significant consolidation resulting in a shift towards larger operations.  According to USDA estimates, dairies with 500 or more cattle account for 58% of the U.S. milk producing cow population, an increase from 24% in 1997. Given our strong relationships with larger dairies and our national footprint, we are seeking to continue to gain share as dairy consolidation continues. The key products sold to these customers include endectocides, antibiotics, reproductive products, vaccines, lagoon treatment systems, identification tags, nutritionals and sanitation products.

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

Companion animal customers. Our companion animal health products sales are made through the veterinarian and over-the-counter channels, with the majority of sales made to rural, mixed-practice veterinarians. Over the past four years, we have begun to penetrate the urban and suburban veterinarian markets, visiting veterinarians in these areas on a bi-weekly basis. We intend to leverage our centralized procurement and inventory management model to develop a leading cost-to-serve position in the companion animal health products market. By providing competitive pricing and superior service, we seek to build on our strong position in the companion animal health products distribution market. The key products sold to these customers include flea and tick controls and preventative products, antibiotics, vaccines, arthritis treatments and pharmaceuticals. By leveraging our service platform, we intend to capture market share within the fragmented companion animal veterinarian customer base of approximately 47,000 veterinarians as of December 31, 2009, according to the American Veterinary Medical Association.

Dealer retail. The dealer retail division distributes animal health products to tack, feed and animal health retailers that generally exist in rural areas with high animal populations. These retailers then resell these animal health products to individual animal owners and sub-scale production animal operators.

Manufacturers

We distribute more than 40,000 products sourced from over 1,500 manufacturers. We currently do not manufacture any of our products and are dependent on manufacturers for our supply of products. We believe we have access to leading brand name products in the product categories we sell. The manufacturers we purchase from include many large multi-national and domestic manufacturers of animal health products. While our manufacturers often have relationships with multiple distributors, our 10 largest manufacturers have been working with us for an average of over 20 years.

We believe effective purchasing is a key to maintaining our position as a leading provider of animal health care products. We regularly assess our purchasing needs and our manufacturers’ product offerings to obtain products at favorable prices. In addition, our ability to source products globally provides us with a greater selection of products that can be purchased at favorable prices. Smaller distributors often do not have the ability to access these overseas manufacturers. While we purchase products from many manufacturers and there are generally multiple manufacturers for most animal health product categories, we do have a concentration of aggregate purchases with certain manufacturers. For our fiscal year ended June 30, 2010, our top manufacturer, Pfizer, Inc. (Pfizer), supplied products that accounted for approximately 20% of our net sales.  The next largest manufacturer, Intervet/Schering Plough, accounted for approximately 10% of our net sales.  No other manufacturer accounted for more than 10% of our net sales during this period. Our 10 largest manufacturers accounted for approximately 61% of our net sales for our fiscal year ended June 30, 2010.

We also provide key manufacturers with critical data on a daily basis. Traditionally, manufacturers tended to have difficulty tracking products after they had been shipped to distributors. Therefore, it was cumbersome for manufacturers to accurately assess customer demand and pricing thresholds. Using our information technology systems, we send daily updates to key manufacturers regarding product shipments, extensively detailing both end locations as well as product pricing. Understanding this information allows us to partner with manufacturers to develop customized supplier management programs that aid our manufacturers in assessing market trends and conditions to effectively place various products.

We work closely with our manufacturers to help them carry their sales and marketing messages to our customers.  We believe our ability to take these messages and effectively deliver them to our customers distinguishes us from our competitors.  In 2009, we developed and implemented a remote learning portal to allow manufacturers to provide on-demand multimedia training on key products to our geographically diverse sales force.  In addition, we provide smaller manufacturers with critical sales and marketing support.  Our team of marketing and graphic design professionals assists smaller manufacturers in developing and producing promotional materials for their animal health products.

On October 15, 2009, Pfizer completed its acquisition of Wyeth, which includes Fort Dodge as a subsidiary. In connection with this acquisition, Pfizer divested certain animal health products to Boehringer Ingelheim and Bimeda.  Fort Dodge supplied products that accounted for approximately 7.5% of our revenues for fiscal year 2009. Of this amount, based on information received from Pfizer, Boehringer Ingelheim and Bimeda, we estimate that approximately 50% of such revenues were attributable to products now owned by Pfizer, 40% of such revenues were attributable to products now owned by Boehringer Ingelheim, and 10% of such revenues were attributable to products now owned by Bimeda.

Our livestock products agreement with Pfizer provides that we supply selected customers in the cattle and swine fields with Pfizer products.  In return, we are entitled to certain service fees and rebates. Pfizer is required to indemnify us against any third-party claims for personal injury or property damage arising out of the distribution or sale of Pfizer products, except in certain circumstances, and any claims alleging that the Pfizer products are defective, except in certain limited situations. Pfizer also reserves the right to sell directly to our customers or any other party. The livestock products agreement has a one-year term that expires on December 31, 2010, and may be terminated by either party with or without cause upon 30 days prior written notice. In addition, either party may terminate the agreement immediately upon written notice in the event of material breach by the other party.

There are two major types of transactions associated with the flow of products from our manufacturers, through us, to our customers. Traditional “buy/sell” transactions, which accounted for approximately 98% of our business in fiscal 2010, involve the direct purchase of products by us from manufacturers, which we manage and store in our warehouses. A customer then places an order with us, and the order is then picked, packed, shipped and invoiced by us to our customer, followed by payment from our customer to us. On a limited basis, we also sell products to our customers under agency agreements with some of our manufacturers. Under this model, when we receive orders for products from the customer, we transmit the order to the manufacturer who then picks, packs and ships the products. In some cases our vendor invoices and collects payment from our customer, while in other cases we invoice and collect payment from our customer. We receive a commission payment for soliciting the order and for providing additional services, and our expenses associated with agency agreements are lower than in traditional "buy/sell" transactions.

We typically do not have long-term written agreements with our manufacturers. The written agreements that we have with our manufacturers generally provide for annual renewals, 30 to 90 day termination provisions and free on board destination shipping.

     We collaboratively establish annual sales growth goals with a number of our manufacturers. Attainment of these goals may affect annual rebates with several of these manufacturers. Since many of our manufacturer rebates are based on a calendar year, prior to 2008, the quarter ended December 31 was our most significant quarter for recognition of rebates.  Since that time, sales growth goals have shifted from annual to quarterly or trimester goals.  While we anticipate that this trend with respect to manufacturers' rebate programs will continue, we do not expect as strong an impact during the quarter ended December 31, 2010, as compared to calendar years prior to 2008.  Manufacturer rebates are collaboratively established with many manufacturers and include inventory purchase rebates and sales-related rebates. Rebates range from one-time purchase opportunities to sales-related programs that last a month, a quarter, a trimester or the entire calendar year. The programs can be related to a specific product or product line, or related to the type of customer or specific species of animal.

    Product returns from our customers and to our manufacturers occur in the ordinary course of business. We extend our customers the same return of goods policies as are extended to us by our manufacturers. We do not believe that our operations will be adversely impacted due to the return of products.

Sales and marketing

Sales. Our sales and marketing strategies are designed to establish and maintain strong customer relationships through personal visits by field sales representatives, frequent telesales contact, emphasizing our broad product lines, electronic ordering capabilities, high levels of customer support and service and other value-added services.  Our sales force is a key component of our value-added approach.

Our sales organization consists of two group presidents responsible for certain geographies covering production animal (i.e., beef, dairy, poultry, and swine) and dealer customers, one group president responsible for veterinary customers, regional sales managers, division/location managers and sales force employees.  Our 59 distribution locations are organized along geography and customer channels, each under the direction of a group president. We have an experienced and loyal sales force comprised of 318 employees (34 managers, 222 field sales representatives and 62 inside sales representatives). Each of our distribution locations employs one to 25 field sales representatives who service customers in their surrounding geographical areas on a weekly basis.  Many members of our sales force have spent their entire careers in the animal health industry, providing an extensive knowledge base that distinguishes us from our competitors.  Our sales force is specialized by customer market, and members of our sales force have been with us for an average of eleven years.  Over the past decade, our annual field sales representative turnover has been approximately 11%.

We are focused on providing high-quality training for our sales force. Training entails program selling, territory management, pricing management and sales technique workshops. Additionally, our field sales representatives meet annually as a group at our national sales meeting where fiscal year results are reviewed, outlooks for the various markets and product categories are presented and best practices shared.  Bi-annual and quarterly sales meetings are also held for markets (i.e., beef, dairy, poultry and swine) and individual locations, respectively.

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

Marketing.We market to customers by distributing weekly newsletters customized by market.  These newsletters include information regarding recent product introductions, health articles, advice columns and conferences and seminars.  We also offer various customer loyalty programs, including our Value In Purchasing program, to reward our customers for repeat business with qualifying purchases earning points redeemable through our program catalog. Additional marketing tools that we utilize include specific product and vendor programs, flyers, order stuffers and other promotional materials.  We also participate in national and regional trade shows to extend our customer reach and enhance customer interaction.

We have a dedicated marketing organization which we believe distinguishes us from our competitors. We maintain a marketing department consisting of 20 employees, including 17 marketing professionals who cover every major animal health customer group (beef, dairy, dealer, poultry, swine, and veterinarian). These marketing professionals develop customized marketing programs to increase product sales and usage, manage loyalty programs, monitor supplier management programs, support manufacturers’ new product launches, and develop new products and value added services.  Our team of graphic artists produces detailed product technical sheets, catalogs and promotional literature. Our dedicated proprietary brand manager devises marketing plans for our growing line of proprietary branded products.  Finally, an e-commerce manager oversees the development of Internet product ordering platforms and tracking features.

E-Commerce. We have a user-friendly e-commerce application that allows customers, via market specific Internet sites (including www.animalhealthpros.com; www.dvmresources.com; and www.americanlivestock.com) to review product descriptions, access customer-specific product pricing, view current vendor promotions, download detailed product usage history and place orders.

Information with respect to revenue may be found in the consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K and in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K.

Distribution model

We use strategically located distribution centers throughout the United States and Canada.  Approximately 32% of the dollar volume of our customer purchases flows through our replenishment and distribution facility located in Memphis, Tennessee.  From the Memphis facility, we then deliver products on a weekly basis to our 58 other distribution locations.

We have a dedicated team of inventory management professionals who ensure that the inventory levels in our warehouses are appropriate to satisfy customer demand for prompt delivery and fulfillment of customer orders.  The majority of our orders are delivered within one business day.  We currently ship the majority of our orders by our own delivery trucks, with the balance of our orders being shipped by United Parcel Service, Inc., and other national and regional carriers.

Our procurement and inventory management model provides us with several competitive advantages. We are able to effectively purchase large quantities of products, allowing all divisions, independent of size, to receive the lowest possible price. Furthermore, by having an organized purchasing strategy, versus the non-coordinated regional strategy employed by many competitors, we manage inventory more effectively and reduce working capital investment. We believe our procurement disciplines provide us with a gross margin advantage relative to several of our competitors.

Information technology

We use a J.D. Edwards ERP information technology system. We have invested significant management resources in customizing the system for use across all of our divisions and have trained employees to utilize its functionality. Internally, we use the system for inventory management and product tracking. Purchasing managers can query the database to develop detailed product ordering and shipping histories, track ordering status and monitor product requests from field sales representatives. Managers and field sales representatives have access to real-time product data such as inventory quantities (both at our central replenishment and distribution facility and at individual distribution locations), upcoming shipments and timing of deliveries. The system tracks inventory turnover at specific distribution locations allowing us to better manage the appropriate inventory level for each product at every distribution location. This enables us to move inventory from one distribution center to another as needed.

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

International

In October 2007, we acquired all of the outstanding stock of Kane Veterinary Supplies, Ltd. (Kane), a companion and production animal health and pet food distributor headquartered in Edmonton, Canada.  Kane is a leading distributor of animal health products in Canada. This acquisition enabled us to expand our market presence to companion animal and pet food retailers in Canada.  For the year ended June 30, 2010, our Canadian operations generated 10.2% of our revenue.

Competition

The distribution and manufacture of animal health products is highly competitive. We compete directly with national and regional, broad-line animal health products distributors, certain vendors, as well as companies that specialize in distributing primarily ethical drug products to veterinarians. We compete based on customer relationships, service and delivery, product selection, market and product knowledge, price and e-commerce capabilities. Some of our competitors, particularly those in the companion animal products market with bigger market share, have greater financial and other resources than we do. Most of our products are available from several sources, including other distributors and manufacturers, and our customers tend to have relationships with several distributors. In addition, our competitors could obtain exclusive rights to distribute certain products, eliminating our ability to distribute those products. Consolidation in the animal health products industry could result in existing competitors increasing their market share, which could give them greater pricing power, decrease our revenues and profitability, and increase the competition for customers. See “Risk factors—Risks related to our business—Consolidation in the animal health products industry may decrease our net sales and profitability.”

Our primary competitors, excluding manufacturers, include the following and other national, regional, local and specialty distributors:  Butler Schein Animal Health Supply, LLC, IVESCO, LLC (Iowa Veterinary Supply), Lextron, Inc., MWI Veterinary Supply, Inc., Professional Veterinary Products, Ltd., and Webster Veterinary Supply, a division of Patterson Companies, Inc.

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

Intellectual Property

Our success depends in part on our ability to protect our intellectual property rights and our proprietary software, production animal equipment, and other technologies.   We rely on our trademarks, trade names and brand names to distinguish our proprietary branded products and services from the products and services of our competitors. As of June 30, 2010, we have registered 95 trademarks and applied to register six additional trademarks. As of June 30, 2010, we have registered six service marks and applied to register three additional service marks.  As of June 30, 2010, we owned one U.S. patent that expires in approximately three years, and we have applied for five additional patents, three with the U.S. Patent and Trademark Office and two with the Canadian Intellectual Property Office.  We also rely on unpatented proprietary technology. To protect our trade secrets and other proprietary information, we require employees, consultants, advisors and collaborators to enter into confidentiality agreements.

There are always risks that third parties may claim we are infringing upon their intellectual property rights and we could be prevented from selling our products, or suffer significant litigation or licensing expenses as a result of these claims. See “Risk factors—Risks related to our business—If third parties claim that we infringe upon their intellectual property rights, our operating profits could be adversely affected.” In addition, third parties may infringe upon or design around our intellectual property rights, and we may expend significant resources enforcing our rights or suffer competitive injury with adverse effects on our business and results of operations. See “Risk factors—Risks related to our business—Our intellectual property rights may be inadequate to protect our business.”

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

We self-insure auto physical damage exposure risk and certain property and casualty risks due to our analysis of the risks, the frequency and severity of a loss and the cost of insurance for the risks. We believe the amount of self-insurance is not significant and will not have an adverse impact on our performance. In addition, we may from time to time self-insure liability with respect to specific ingredients in products that we may sell.

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

We have implemented internal procedures to help ensure we are in compliance with all statutes and regulations applicable to animal healthcare distribution, as well as other general health and safety laws and regulations, and to help ensure we possess all necessary permits and licenses required for the conduct of our business. See “Risk factors—Risks related to our business—If we fail to comply with or become subject to more onerous government regulations, our business could be adversely affected.”

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

Employees

As of June 30, 2010, we had 939 employees across the United States, Canada, and Taiwan. None of our employees is a party to a collective bargaining agreement, and we consider our relations with our employees to be good.

Seasonality of operating results

Historically, our quarterly sales and operating results have varied significantly, and will likely continue to do so in the future. Seasonality has been caused by product usage, climate changes, promotions, rebates and announced price increases. Historically, our sales have been higher during the spring and fall months, as the transportation of production animals during these months results in increased product usage. The transportation of production animals occurs during various times in the animal’s life cycle. The cycle begins with the cow-calf stage where the calf is born and raised to six to eight months of age. At that point, the calf moves to pasture for three to five months. The last movement occurs when the animal is placed in the feedyard. Movement and climate changes cause stress upon the animal, which increases the risk of disease. Thus, prior to each of these moves, the animal typically is treated for disease prevention. These buying patterns can also be affected by manufacturers’ and distributors’ marketing programs launched during the summer months, particularly in June, which can cause customers to purchase production animal health products in advance of actual usage. This kind of early purchasing may reduce the sales in the months these purchases would have typically been made.  In the companion animal health products market, sales of flea, tick and heartworm products drive sales during the spring and summer months. See “Risk factors—Our quarterly operating results may fluctuate due to factors outside of management’s control.” Additionally, since many of our manufacturer rebates prior to 2008 were based on a calendar year, the quarter ended December 31 was our most significant quarter for recognition of rebates.  Since that time, sales growth goals have shifted from annual to quarterly or trimester goals.  While we anticipate that this trend with respect to manufacturers' rebate programs will continue, we do not expect as strong an impact during the quarter ended December 31, 2010, as compared to calendar years prior to 2008.

Financial Information about Geographic Areas

The Company operates in a single business segment that includes the distribution of products and delivery of consultative services within the animal health industry.  The following table presents the Company’s net sales and long-lived assets in different geographic locations:

	Year Ended June 30,
	2010	2009	2008 (1)
Net sales:
United States	$600,289	$609,661	$669,311
Canada	68,069	56,546	46,473
Other foreign countries	562	741	758
Total	$668,920	$666,948	$716,542

Long-lived assets:
United States	$128,274	$134,480	$164,593
Canada	11,818	10,476	8,741
Other foreign countries	—	—	3
Total	$140,092	$144,956	$173,337

Net sales are attributable to geographic areas based upon location of customer.  Neither the Company nor any individual country depends upon any single customer for more than 10% of its sales.  Long-lived assets are based upon physical location.

(1)	The Canada data for 2008 includes information from the date of acquisition of Kane in October 2007 (see note 4 to the consolidated financial statements).

Website

We maintain a website on the World Wide Web at www.ahii.com. We make available, free of charge through our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits thereto, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after the reports are electronically filed with or furnished to the Securities and Exchange Commission (SEC). Our reports that are filed with, or furnished to, the SEC are also available at the SEC’s website at www.sec.gov. You may also obtain copies of any of our reports filed with, or furnished to, the SEC, free of charge, at the SEC’s public reference room at 100 F Street, N.E., Washington, DC 20549.

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

We distribute more than 40,000 products sourced from more than 1,500 manufacturers. We currently do not manufacture any of our products and are dependent on manufacturers for our supply of products. Our top 10 manufacturer-supplied products accounted for approximately 61% of our purchases in fiscal 2010, and one manufacturer, Pfizer, Inc., or Pfizer, accounted for approximately 23% of our purchases.

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

An outbreak of disease affecting animals, such as foot-and-mouth disease, Newcastle disease, avian flu and bovine spongiform encephalopathy, commonly referred to as “mad cow disease,” could result in the widespread destruction of potentially affected animals to limit any such highly contagious diseases.  Such destruction could result in a reduction in demand for animal health products, such as our pharmaceuticals, biologicals, and medicated additives, which represent a significant portion of our fiscal 2010 net sales. In addition, outbreaks of or concerns about these or other diseases could create unfavorable publicity that may have a material adverse effect on consumer demand for meat, dairy and poultry products, and, as a result, on our customers’ demand for the products we distribute.  The outbreak of a disease among the companion animal population could cause a reduction in the demand for companion animals, which, in turn, could adversely affect our business.

We may not be able to raise needed capital on favorable terms or at all.

        We expect that our existing sources of cash, together with any funds generated from operations, will be sufficient to meet our anticipated capital needs through May 2011.  At that time, we will require additional capital to refinance or retire our Revolver and Term Note.  Financing may not be available when needed and, if such financing is available, it may not be available on terms favorable to us. Our failure to raise capital when needed could have an adverse effect on our business, financial condition and results of operations.

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

Our quarterly operating results may significantly fluctuate, and you should not rely on them as an indication of our future results. Our future net sales and results of operations may fluctuate significantly due to a combination of factors, many of which are outside of management’s control. The most important of these factors include:

•	changes in or availability of manufacturer contracts;

•	manufacturer rebates based upon attaining certain growth goals;

•	the ability to borrow on our revolving credit facility, extend the terms of our revolving credit facility or obtain alternative financing on favorable terms or at all;

•	the impact of vendor consolidation on our business;

•	changes in the way manufacturers introduce or deliver products to market;

•	fluctuations in commodity prices;

•	seasonality;

•	changes in customer demands;

•	the impact of general economic trends on our business;

•	the recall of a significant product by one of our manufacturers;

•	changes in climate (e.g., droughts) or other adverse natural conditions;

•	the impact of tightening credit standards and/or access to credit on behalf of our customers and suppliers; and

•	competition.

For example, since many of our manufacturer rebates prior to 2008 were based on a calendar year, the quarter ended December 31 was our most significant quarter for recognition of rebates.  Since that time, sales growth goals have shifted from annual to quarterly or trimester goals.  While we anticipate that this trend with respect to manufacturers' rebate programs will continue, we do not expect as strong an impact during the quarter ended December 31, 2010, as compared to calendar years prior to 2008.

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

In addition, we are dependent upon our group presidents and our sales representatives to market and sell our products and provide our services. These individuals develop relationships with our customers that could be damaged if these employees are not retained.  We face intense current competition for the hiring and retention of these representatives, and many professionals in the field that may otherwise be attractive candidates for us to hire may be bound by non-competition agreements with our competitors.  We expect such competition to increase in the event that general economic conditions continue or worsen.  Any failure on our part to hire, train and retain a sufficient number of qualified sales representatives would damage our business. We generally enter into agreements that contain confidentiality and non-solicitation provisions with our employees.  We actively pursue former employees who breach their obligations to us, as well as competitors which interfere with our agreements with our employees.

Our market is highly competitive. Failure to compete successfully could have a material adverse effect on our business, financial condition and results of operations.

The sale and distribution of animal health products is highly competitive, continually evolving and subject to technological change. We compete directly with both geographically diverse and regional, broad-line animal health products distributors, as well as companies that specialize in distributing primarily ethical drug products to veterinarians and over-the-counter drugs directly to animal owners and other end-users. Additionally, certain manufacturers currently compete through the direct marketing of products, and other manufacturers may decide to do so in the future. We compete with numerous manufacturers and distributors based on customer relationships, service and delivery, product selection, price and e-commerce capabilities. Some of our competitors may have greater financial and other resources than we do. Many of our competitors have comparable product lines or distribution strategies that directly compete with ours. Our competitors could obtain exclusive rights to distribute certain products, eliminating our ability to distribute those products. Most of our products are available from several sources, including other distributors and manufacturers, and our customers typically have relationships with several distributors and manufacturers. Because we generally do not have long-term contracts with our customers, our customers could buy products from our competitors. If we do not compete successfully against these organizations, it could have a material adverse effect on our business, financial condition and results of operations. Our primary competitors, excluding manufacturers, include the following and other national, regional, local and specialty distributors: Butler Schein Animal Health Supply, LLC , IVESCO, LLC (Iowa Veterinary Supply) , Lextron, Inc., MWI Veterinary Supply, Inc., Professional Veterinary Products, Ltd. and Webster Veterinary Supply, a division of Patterson Companies, Inc.

The general economic downturn may adversely affect our business.

    A deepening or protraction of the general economic downturn could further increase volatility in feed and animal protein commodity prices, reduce or eliminate sources of credit available to our customers, as well as reduce consumer discretionary spending on animal health products. Such volatility and/or tightening of credit could further deteriorate the financial condition of our customers, and may ultimately lead our customers to reduce their working capital.  As a result, we may experience reduced demand for our products and services, and may be unable to collect amounts owed, each of which could materially impact our results of operations and financial condition.  While we believe this is not a permanent trend in the market and demand will return as commodity prices normalize, a further decline in animal protein commodity prices combined with a further increase in feed commodity prices could significantly impact the financial viability of our production animal customers and could limit our ability to maintain market share and profitability.

Consolidation among animal health product vendors may decrease our sales and profitability.

Consolidation among animal health products vendors could result in our vendors increasing their market share, which could give them greater pricing power and make it easier for such vendors to sell their products directly to animal health customers, both of which would decrease our net sales and profitability and increase the competition for our customers.  Finally, if our current vendors consolidate, their management teams are more likely to change, which could result in adverse changes in distribution practices.

On October 15, 2009, Pfizer completed its acquisition of Wyeth, which includes Fort Dodge as a subsidiary. In connection with this acquisition, Pfizer divested certain animal health products to Boehringer Ingelheim and Bimeda.  Fort Dodge supplied products that accounted for approximately 7.5% of our revenues for fiscal year 2009. Of this amount, based on information received from Pfizer, Boehringer Ingelheim and Bimeda, we estimate that approximately 50% of such revenues were attributable to products now owned by Pfizer, 40% of such revenues were attributable to products now owned by Boehringer Ingelheim, and 10% of such revenues were attributable to products now owned by Bimeda.

On March 9, 2009, Merck announced that it had entered into an agreement to acquire all of the outstanding stock of Schering-Plough.  Merial Limited, a joint venture between Merck & Co., Inc. and Sanofi Aventis S.A., and Intervet-Schering, a subsidiary of Schering-Plough, are also two of our largest vendors.  On November 3, 2009, Merck and Schering-Plough completed their merger under which Merck acquired all of the outstanding stock of Schering-Plough.  Merial was a joint venture between Merck and Sanofi-Aventis, and Sanofi-Aventis acquired Merck's interest in Merial shortly before Merck and Schering-Plough completed their merger.  On March 9, 2010, Sanofi-Aventis announced that it exercised an option to combine the Intervet/Schering-Plough Animal Health business with Merial to form an animal health joint venture that would be equally owned by the new Merck and Sanofi-Aventis.  The Merial and Intervet/Schering-Plough joint venture is subject to the execution of final agreements, approval by the relevant competition authorities, and is expected to close in the first calendar quarter of 2011.  Intervet/Schering-Plough is our second largest vendor as measured by our revenues in fiscal year 2010.

The surviving companies from these transactions will have high market shares with respect to certain animal health products, and they could use their increased leverage in the channel to negotiate terms with distributors that are materially worse to the distributor than the terms that we have been able to negotiate with Pfizer, Fort Dodge, Boehringer Ingelheim, Merial and Intervet-Schering individually while they were competing with each other.  There also remains uncertainty related to any changes to the terms that may be included in the vendor contracts we negotiate for the upcoming year as a result of these transactions. There is also a possibility of product disruption as these companies integrate their operations which could adversely impact our financial results. Further consolidation among animal health products vendors could result in our vendors further increasing their market share, which could give vendors greater pricing power and make it easier for such vendors to sell their products directly to animal health customers, both of which could decrease our net sales and profitability.

Consolidation among our customers may decrease our net sales and profitability.

We believe consolidation of the highly fragmented customer base in the animal health products market is accelerating due to the volatility in feed and animal protein commodity prices and more limited sources of credit available to our customers.  For example, according to the USDA, the number of cow/calf operations in the United States decreased by approximately 213,000 operations, or 12% per year from 2007 to 2009.  As individual customers grow in size through consolidation, the loss of any one of them would have an increasingly adverse effect on our net sales and profitability. Furthermore, as our current customers consolidate, their management teams are more likely to change, which could result in changes in purchase practices and potentially result in the loss of such customers’ business.

Unprecedented volatility in the animal health products market may impact our profitability.

Our profitability depends on, among other things, our ability to implement and/or maintain each of the following:

•	sales and marketing programs;
•	customer service levels;
•	current and new product and service lines;
•	manufacturer relationships;
•	technological support which equals or exceeds our competitors;
•	recruitment and training of new personnel; and
•	operational and financial control systems.

Our ability to successfully offer products and services and implement our business plan requires an effective planning and management process. We expect that we will need to continue to improve our financial and managerial controls, reporting systems and procedures and to expand the training of our employees. While we believe our current systems have sufficient capacity to meet our projected needs, we may need to increase the capacity of our current systems to meet additional or unforeseen demand. If we are not able to manage our growth, our customer service quality could deteriorate, which could result in decreased sales or profitability. Further, the cost of our operations may not decline as rapidly as a decline in net sales, which could negatively impact our profitability.

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

     As of June 30, 2010, we had outstanding indebtedness under our credit agreements of $129.3 million. Our substantial indebtedness could have important consequences to you. For example, it could:

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

We cannot assure you that existing laws and regulations will not be revised or that new, more restrictive laws will not be adopted or become applicable to us or the products we distribute. We cannot assure you that the manufacturers of products may become subject to more stringent laws will not try to recover any or all increased costs of compliance from us by increasing the prices at which we purchase products from them, or we will be able to recover any such increased prices from our customers. We also cannot assure you our business and financial condition will not be materially and adversely affected by future changes in applicable laws and regulations.

We may be subject to product liability and other claims in the ordinary course of business.

     We distribute products that are manufactured exclusively by third parties. As a result, we have no control over the manufacturing process and face the risk of product liability and other claims in the ordinary course of business. We maintain insurance policies, and in many cases we have indemnification rights against such claims from the manufacturers of the products we distribute. However, our ability to recover under insurance or indemnification arrangements is subject to the terms of such arrangements and the financial viability of the insurers and manufacturers. We cannot assure you our insurance coverage or the manufacturers’ indemnity will be available or sufficient in any future cases brought against us.

Operational problems at our replenishment and distribution facility in Memphis, TN or any of our distribution locations could have a material adverse effect on our business, financial condition and results of operations.

Approximately 32% of the dollar volume of our product sales flow through our replenishment and distribution facility located in Memphis, Tennessee. Unforeseen or recurring operational problems at this facility or any of our other distribution facilities could impair or disrupt our ability to deliver our products to our customers in a timely manner, and could have a material adverse effect upon our customer relationships, business, financial condition and results of operations. Although we do carry property insurance, which may protect us in the event of certain inventory losses, we do not carry business interruption insurance. Therefore, we will not be compensated for certain losses that may occur as a result of a major disruption to our facilities. Disruptions at any of our facilities could be caused by:

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

         The pursuit and assertion of patent rights involve complex legal and factual determinations and, therefore, are characterized by some uncertainty.  In addition, the laws governing patentability and the scope of patent coverage continue to evolve.  As a result, we cannot assure you patents will be issued from any of our patent applications.  The scope of any of our patents, if issued, may not be sufficiently broad to offer meaningful protection. In addition, our patents, if they are issued, may be successfully challenged, invalidated, circumvented or rendered unenforceable so that our patent rights might not create an effective competitive barrier for certain of our niche products. Further, we cannot assure you that competitors will not infringe upon our patent, or that we will have adequate resources to enforce our patent.

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

We recorded a charge to earnings as a result of impairment in our goodwill during fiscal 2009, and we may be required to record an additional charge to earnings if our goodwill or other intangible assets become impaired in the future.

As of June 30, 2010, our balance sheet included goodwill and other intangible assets totaling $122.4 million. As of June 30, 2009, we performed our annual impairment test of goodwill and other intangible assets.  As a result of this testing, we concluded the carrying amount of goodwill exceeded its fair value, and we recorded a non-cash impairment charge of $35.0 million.  The carrying values of all other intangible assets were not impaired.  As of June 30, 2010, we performed our annual impairment test of goodwill and other intangible assets and determined that no impairment occurred during fiscal 2010.  A future significant decline in our fair value could cause additional impairment of goodwill and other intangible assets.  If impairment of our goodwill or other intangible assets is determined, we will be required to record an additional charge to earnings in the period of such determination.

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

We have been a public company only since January 2007. For the quarterly period ended June 30, 2010, the average daily trading volume of our common stock on the NASDAQ Global Select Market was less than 34,000 shares. Any future sale by us or our current stockholders of our common stock in the public market, or the perception that sales could occur, could adversely affect the prevailing market price for our common stock.

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

Our directors and significant stockholders, including investment funds affiliated with Charlesbank Capital Partners LLC, or Charlesbank, Heartland Advisors, Inc., and investment funds associated with Waddell & Reed, Inc., collectively control approximately 59% of our outstanding common stock. As a result, these stockholders are able to influence all matters requiring stockholder approval in ways that may not align with your interest as a stockholder, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of us even if beneficial to you as a stockholder and might affect the market price of our common stock.

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

Our subsidiaries conduct operations out of 56 locations throughout the United States, two locations in Canada, and one location in Taiwan. Properties include distribution locations, retail locations, regional replenishment and distribution centers and our corporate headquarters. Our distribution locations range in size from 1,000 to 69,000 square feet. Our central replenishment and distribution facility located in Memphis, Tennessee, is comprised of two buildings totaling 112,000 square feet under leases that expire in January 2012 and June 2014, respectively. Our replenishment and distribution facility located in Visalia, California is comprised of one building totaling approximately 68,000 square feet under a lease that expires in December 2016. Our corporate headquarters are located in the Dallas/Fort Worth metropolitan area, where we lease approximately 42,000 square feet of commercial space under a lease that expires in August 2013. We own 23 locations, with the remainder leased under varying lease terms, ranging in maturities from one to ten years. Our facilities are in acceptable operating condition and generally adequate for current needs. We do not anticipate significant difficulty in obtaining lease renewals or alternate space as needed, although obtaining renewals or alternate space on acceptable terms cannot be assured.

Item 3.	Legal Proceedings.

We are involved in litigation from time to time in the ordinary course of our business. We are not currently involved in any outstanding litigation that we believe, individually or in the aggregate, will have a material adverse effect on our business, results of operations or financial condition.

Item 4.	(Removed and Reserved).

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Performance Graph

The following graph compares the cumulative 41-month total return provided to stockholders on our common stock relative to the cumulative total returns of the Dow Jones US Index, and a customized peer group of four companies that includes: MWI Veterinary Supply, Owens & Minor, Patterson Companies and Henry Schein. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock, in the peer group, and the index on January 31, 2007, and its relative performance is tracked through June 30, 2010.

	1/07	6/07	6/08	6/09	6/10

Animal Health International Inc	100.00	116.39	50.04	12.45	19.84
Dow Jones US	100.00	105.62	92.75	68.25	78.90
Peer Group	100.00	103.01	95.37	83.81	98.77

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Market Information

As of June 30, 2010, there were 103 holders of record of our common stock. We completed our initial public offering in January 2007, and prior to that time there was no public market for our common stock.  Our common stock is listed and traded on the NASDAQ Global Select Market under the symbol AHII.

The following table sets forth the range of high and low sales prices of our common stock as reported by the NASDAQ Global Select Market, for the period from July 1, 2008 to August 31, 2010. The quotations represent interdealer quotations, without adjustments for retail mark ups, mark downs, or commissions, and may not necessarily represent actual transactions.

	High	Low
FISCAL 2009
First Quarter	$8.75	$4.72
Second Quarter	$8.55	$1.17
Third Quarter	$2.38	$0.74
Fourth Quarter	$2.10	$1.20

FISCAL 2010
First Quarter	$2.26	$1.19
Second Quarter	$2.90	$2.05
Third Quarter	$2.43	$1.70
Fourth Quarter	$2.77	$1.88

FISCAL 2011
First Quarter (through August 31, 2010)	$2.52	$1.97

Market Capitalization

         As a result of the economic downturn, the price of our stock declined dramatically during fiscal 2009.  This decline decreased our market capitalization and was a key factor that caused us to record a $35.0 million goodwill impairment charge as of June 30, 2009.  During fiscal 2010, the price of our stock improved and correspondingly increased our market capitalization.  As a result, no additional goodwill impairment was recorded as of June 30, 2010.  We will continue to monitor our market capitalization and any other changes to our operations and operating business environment that could potentially cause additional impairment of our goodwill and other intangible assets.

Dividends

Our board of directors has discretion in determining whether to declare or pay dividends, which will depend upon our financial condition, results of operations, capital requirements and such other factors as the board of directors deems relevant. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business. Moreover, our credit agreements impose restrictions on our ability to declare and pay dividends. We do not currently anticipate that we will declare any dividends on our common stock in the future. See “Risk factors—Risks related to the common stock, the offering and our capital structure—We do not currently intend to pay dividends on our common stock, and therefore you will likely not receive any return on your investment without selling your shares.”

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth information regarding securities authorized for issuance under our equity compensation plans as of June 30, 2010.
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(2)	2,539,770	$4.28	1,060,230	(3)
Equity compensation plans not approved by security holders(4)	—	—	—

Total	2,539,770	$4.28	1,060,230

(1)
The weighted-average exercise price set forth in this column is calculated excluding outstanding deferred stock unit (“DSU”) and restricted stock unit (“RSU”) awards, since recipients are not required to pay an exercise price to receive the shares subject to these awards.

(2)	Includes option, DSU, and RSU awards outstanding under our amended and restated 2007 Stock Option and Incentive Plan.
(3)	Includes shares remaining available for future issuance under our amended and restated 2007 Stock Option and Incentive Plan.
(4)	There are no equity compensation plans in place not approved by shareholders.

Recent Sales of Unregistered Securities

We did not sell any unregistered securities during the fiscal year ended June 30, 2010.

Use of Proceeds from Registered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	Selected Financial Data.

The following selected consolidated financial data should be read in conjunction with, and is qualified by reference to, our consolidated financial statements and notes to those consolidated financial statements, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this annual report. The consolidated statement of operations data for the years ended June 30, 2010, 2009 and 2008, and the consolidated balance sheet data as of June 30, 2010 and 2009, are derived from our audited consolidated financial statements, which are included elsewhere in this annual report. The consolidated statement of operations data for the years ended June 30, 2007 and 2006, and the consolidated balance sheet data as of June 30, 2008, 2007 and 2006, are derived from our audited consolidated financial statements, which are not included in this annual report. Our historical results are not necessarily indicative of results to be expected for any future period.

Consolidated statement of operations data:

(in thousands, except per share data and number of representatives)	Year ended June 30,
	2010	As Revised 2009	2008	2007	2006

Net sales	$668,920	$666,948	$716,542	$629,534	$571,192
Direct cost of products sold	557,615	552,994	579,485	507,997	459,173

Gross profit	111,305	113,954	137,057	121,537	112,019

Selling, general, and
administrative expenses(1)	90,969	100,454	101,886	88,123	81,428
Depreciation and amortization(2)	8,362	8,223	7,349	6,504	6,414
Goodwill impairment(3)	—	34,966	—	—	—

Operating income (loss)	11,974	(29,689)	27,822	26,910	24,177
Other income (expense)
Interest expense	(10,629)	(8,761)	(10,277)	(18,307)	(13,726)
Other income	693	786	964	582	478

Income (loss) before income taxes	2,038	(37,664)	18,509	9,185	10,929
Income tax benefit (expense)	(785)	734	(7,408)	(3,957)	(3,542)

Net income (loss)	$1,253	$(36,930)	$11,101	$5,228	$7,387

Per share data:
Earnings (loss) per common share
Basic	$0.05	$(1.52)	$0.46	$(13.01)	$0.43

Dilutive	$0.05	$(1.52)	$0.46	$(13.01)	$0.43

Shares used in computing earnings per share:

Basic	24,691	24,330	24,330	11,329	2,084

Diluted	24,847	24,330	24,330	11,329	2,084

Consolidated balance sheet data:
Total assets	324,931	318,265	365,299	330,034	294,337
Total current and long-term debt	129,339	127,092	138,421	118,886	137,634
Total stockholders' equity (deficit)	66,464	60,579	96,224	86,115	(3,179)
Cash dividend declared per common share	$—	$—	$—	$0.52	$—

Other data:
Adjusted EBITDA(4)	$21,869	$17,497	$37,514	$34,226	$31,069
Field sales representatives(5)	222	221	242	238	218

(1)
Selling, general, and administrative expenses include (a) salary, wages, commissions, and related benefits of $51,322, $55,204, $55,022, $47,619, and $43,958 for the years ended June 30, 2010, 2009, 2008, 2007, and 2006, respectively; (b) management and advisory service fees and reimbursement of out-of-pocket expenses paid to Charlesbank of $146 and $664 for the years ended June 30, 2007 and 2006, respectively.

(2)
Depreciation expense consists of depreciation of property, plant and equipment and other assets and was $3,880, $3,617, $3,178, $3,129, and $3,039 for the years ended June 30, 2010, 2009, 2008, 2007, and 2006, respectively.

(3)
Based upon the results of its annual impairment test performed as of June 30, 2009, the Company concluded the carrying value of goodwill exceeded its fair value and initially recorded a $25.2 million impairment charge as of June 30, 2009. In addition, during the quarter ended June 30, 2010, the Company identified an error in accounts payable.  The impact of the correction of this error resulted in an additional charge of $9.8 million to goodwill impairment that was recorded as a revision to the June 30, 2009 results (see note 3 to the consolidated financial statements).  The revised goodwill impairment charge for 2009 totaled $35.0 million.

(4)
Adjusted EBITDA represents income before interest expense, income tax expense, depreciation and amortization, goodwill impairment, stock-based compensation, and acquisition costs. We present adjusted EBITDA as a supplemental performance measure because we believe it facilitates operating performance comparisons from period to period and company to company by backing out potential differences caused by variations in capital structures (affecting interest expense), tax positions (such as the impact on periods or companies of changes in effective tax rates or net operating losses), the age and book depreciation of fixed assets (affecting relative depreciation expense), the impact of purchase accounting and the impact of non-recurring acquisition costs. Because adjusted EBITDA facilitates internal comparisons of our historical financial position and operating performance on a more consistent basis, we also use adjusted EBITDA in measuring our performance relative to that of our competitors and in evaluating acquisition opportunities. Adjusted EBITDA is not a measurement of our financial performance under generally accepted accounting principles in the United States (GAAP), and should not be considered as an alternative to net income, operating income or any other performance measures derived in accordance with GAAP or as an alternative to cash flow from operating activities as a measure of our profitability or liquidity. We understand that although adjusted EBITDA is frequently used by securities analysts, lenders and others in their evaluation of companies, our calculation of adjusted EBITDA may not be comparable to other similarly titled measures of other companies. Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

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

•	other companies in our industry may calculate adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

The following table reconciles adjusted EBITDA to net income (loss) as determined in accordance with GAAP for the periods indicated:
	Year ended June 30,
(in thousands)	2010	As Revised 2009	2008	2007	2006

Net income (loss)	$1,253	$(36,930)	$11,101	$5,228	$7,387
Interest expense	10,629	8,761	10,277	18,307	13,726
Income tax expense (benefit)	785	(734)	7,408	3,957	3,542
Depreciation and amortization	8,362	8,223	7,349	6,504	6,414
Goodwill impairment	—	34,966	—	—	—
Stock-based compensation	673	3,208	1,342	224	—
Acquisition costs	167	3	37	6	—

Adjusted EBITDA	$21,869	$17,497	$37,514	$34,226	$31,069

(5)	Number of sales representatives is measured at the end of the period. Field sales representatives typically service our customers in their surrounding geographical area on a weekly basis.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

Overview

     We are a leading distributor of animal health products in the United States and Canada. We sell more than 40,000 products sourced from over 1,500 manufacturers to over 71,000 customers, as well as provide consultative services to our customers in the highly fragmented animal health products industry. Products we distribute include pharmaceuticals, vaccines, parasiticides, diagnostics, capital equipment, sanitizers, devices, supplies, pet foods and dairy lagoon treatment systems. Our principal customers are veterinarians, production animal operators and animal health product retailers. We believe our customers purchase from us due to our longstanding relationships with them, knowledge of their businesses, service and ability to assist them in their operations. We have a 318 person sales force, including 222 field sales representatives. We also offer our customers a variety of value-added services, including on-site inventory management, dairy technical services, electronic commerce platform, proprietary production animal health management software solutions, production animal heath operations equipment, health management capital equipment, equipment procurement consultation, merchandising, special order fulfillment, and educational seminars.  We process daily shipments from our central replenishment and distribution facility located in Memphis, Tennessee and 58 other distribution locations strategically located in the United States, Canada and Taiwan. Our corporate headquarters is located in the Dallas/Fort Worth metropolitan area.

     Key factors and trends that have affected and we believe will continue to affect our operating results include:

•
Overall growth in the dairy industry. According to the USDA, over the last several years the demand for dairy products has increased.  As a result, the demand for animal health products in the dairy market has increased. We have capitalized on this increase in demand with increased sales of our dairy related animal health products. We anticipate that this growth in the dairy market will continue in the future and that we will be able to fulfill the corresponding demand and consequently increase our sales of such animal health products.  Notwithstanding the overall historical trend, recently, the significant supply of dairy products, high feed costs and soft consumer demand due to the general economic downturn have decreased the profitability of our dairy customers.  Our dairy customer's declining profitability has caused them to limit their spending on dairy related production animal health products.  Milk production forecasted by the USDA for 2010 improved slightly from the prior forecast reflecting a slower decline in cow numbers and stronger than expected growth in milk per cow. Milk production anticipated by the USDA for 2011 is unchanged.  However, milk-based product exports exceeded general expectations in early 2010, and the USDA expects exports for 2011 to increase on both a fat and skim solids basis.  The USDA also believes that imports will remain weak into 2011 due to relatively low US prices and tight world supplies.

•
Consolidation by our customers in the dairy industry. The dairy market is undergoing significant consolidation resulting in a shift towards larger operations. According to the USDA, dairies with 500 or more cattle currently account for 58% of the milk producing cow population in the United States, as compared to 24% in 1997. Over the last several years, our long-standing relationships with larger dairies and our national footprint have allowed us to gain market share in the dairy-related production animal health products market. We anticipate that this trend of dairy consolidation will continue and we will seek to continue to gain market share.

•
Increased focus on companion animal customers.  According to Sundale Research, over the last several years the market for companion animal health products has increased to approximately $3.7 billion in 2009. We believe this growth has been and will continue to be driven by the following trends:

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

Over the past four years, we have begun to penetrate the urban and suburban veterinarian markets. We believe by leveraging our centralized procurement and inventory management model we are well positioned to develop a leading cost-to-serve position in the companion animal health products market and to continue to capture market share, resulting in increased sales and profitability. While we believe we are a leader in the companion animal health product market, the market is highly fragmented with numerous national, regional and local distributors, and a few of our competitors with bigger market share have greater financial and other resources than we do.

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

          We generate revenue from our customers in three ways. Approximately 98% of our revenue is generated through “buy/sell” transactions. The remainder comes from consignment and agency transactions. In “buy/sell” transactions, we take title to inventory from our manufacturers. We sell products to customers and invoice them. “Buy/sell” transactions are advantageous to us over other sales methods because we take title to the inventory and are able to promote these products on behalf of manufacturers and effectively manage the pricing and distribution of these products. For our consignment sales, we do not take title to the products, but we do stock and ship products to, and invoice customers. For our agency sales, we transmit orders from our customers to our manufacturers. The manufacturer ships the product directly to our customers and compensates us with a commission payment for handling the order from our customer and providing customer service. Manufacturers may occasionally switch between “buy/sell” and agency methods for particular products. Currently and for the past three fiscal years, only one product with material sales has required treatment as a consignment sale.

          Contracts with manufacturers are generally negotiated annually on a calendar year basis. Sales growth goals are negotiated and used to determine rebate achievement. Manufacturer rebates are classified in our accompanying consolidated statements of operations as a reduction of direct cost of products sold. Manufacturer rebates that are based on quarterly, trimester or annual goals have sales performance tracked continually versus the goal, and rebate income is recorded when minimum hurdles are achieved.

Results of Operations

The following table summarizes historical results of operations for the year ended June 30, 2010, 2009, and 2008, on an actual basis and as a percentage of net sales.

Our gross profit may not be comparable to those of other entities, since some entities include all of the costs related to their distribution network in cost of goods sold, and others, like us, report non-direct costs in selling, general, and administrative expenses, and salaries, wages, commissions, and related benefits.

Summary consolidated results of operations table
	Year ended June 30,
(dollars in thousands)	2010	As Revised 2009	2008

Net sales	$668,920	$666,948	$716,542

Direct cost of products sold	557,615	552,994	579,485

Gross profit	111,305	113,954	137,057

Selling, general, and administrative expenses (includes salary, wages, commission, and related benefits)	90,969	100,454	101,886
Depreciation and amortization	8,362	8,223	7,349
Goodwill impairment	—	34,966	—

Operating income (loss)	11,974	(29,689)	27,822

Other income (expense):
Interest expense	(10,629)	(8,761)	(10,277)
Other income	693	786	964

Income (loss) before income taxes	2,038	(37,664)	18,509

Income tax benefit (expense)	(785)	734	(7,408)

Net income (loss)	$1,253	$(36,930)	$11,101

Net sales	100.0%	100.0%	100.0%

Direct cost of products sold	83.4%	82.9%	80.9%

Gross profit	16.6%	17.1%	19.1%

Selling, general, and administrative expenses (includes salary, wages, commission, and related benefits)	13.6%	15.1%	14.2%
Depreciation and amortization	1.2%	1.2%	1.0%
Goodwill impairment	—	5.2%	—

Operating income (loss)	1.8%	-4.4%	3.9%

Other income (expense):
Interest expense	-1.6%	-1.3%	-1.4%
Other income	0.1%	0.1%	0.1%

Income (loss) before income taxes	0.3%	-5.6%	2.6%

Income tax benefit (expense)	-0.1%	0.1%	-1.0%

Net income (loss)	0.2%	-5.5%	1.6%

Fiscal 2010 compared to fiscal 2009

Net sales. Net sales increased $2.0 million, or 0.3%, to $668.9 million for the year ended June 30, 2010, from $666.9 million for the year ended June 30, 2009. The increase in net sales was primarily attributable to increased sales to existing customers during the second half of the year and the addition of new customers, partially offset in the first half of the year by lower spending by production animal customers whose profits have been constrained by fluctuating commodity prices and the general economic slowdown.  Our number of field sales representatives increased slightly to 222 as of June 30, 2010, from 221 as of June 30, 2009.

Gross profit. Gross profit decreased $2.7 million, or 2.3%, to $111.3 million for the year ended June 30, 2010, from $114.0 million for the year ended June 30, 2009. Gross profit as a percentage of sales was 16.6% for the year ended June 30, 2010, compared to 17.1% for the year ended June 30, 2009.  The decrease in gross profit resulted from the decline in sales in the first half of the year combined with lower gross profit margins driven by declines in manufacturer rebates.

Selling, general, and administrative expenses. Selling, general, and administrative expenses, excluding depreciation and amortization, decreased $9.5 million, or 9.4%, to $91.0 million for the year ended June 30, 2010, from $100.5 million for the year ended June 30, 2009. The decrease was primarily the result of a decrease in variable selling and distribution expenses driven by lower sales volume in the first half of the year combined with cost reduction efforts and specific costs that impacted the year ended June 30, 2009.  The prior year costs included the $2.7 million bad debt provision resulting from a dispute with a manufacturer regarding a rebate receivable and the $1.8 million charge for accelerated stock option expenses resulting from the May 2009 voluntary forfeiture of 1.0 million options by senior management, all partially offset by the $0.4 settlement and related legal costs.  These factors drove a decrease in selling, general and administrative expenses as a percentage of sales from 15.1% for the year ended June 30, 2009, to 13.6% for the year ended June 30, 2010.  Without the $2.7 million bad debt provision and the $1.8 million of accelerated stock option expenses, selling, general and administrative expenses as a percentage of sales would have totaled 14.4% for the year ended June 30, 2009.  Additionally, without the $0.4 settlement and related legal costs, selling, general and administrative expenses as a percentage of sales would have totaled 13.5% for the year ended June 30, 2010.

Depreciation and amortization. Depreciation and amortization increased from $8.2 million for the year ended June 30, 2009, to $8.4 million for the year ended June 30, 2010. The increase results primarily from depreciation related to $2.4 million of current year capital expenditures.

Other expenses. Other expenses increased $1.9 million, or 24.6%, to $9.9 million for the year ended June 30, 2010, from $8.0 million for the year ended June 30, 2009. The increase in other expenses was due primarily to an increase in interest expense of $1.8 million to $10.6 million in the year ended June 30, 2010, as compared to $8.8 million in the year ended June 30, 2009. This increase was due to higher levels of debt than in the prior year as a result of an increased investment in working capital than in the prior year.

Income tax expense. Income tax expense increased $1.5 million to a tax expense of $0.8 million for the year ended June 30, 2010, from a $0.7 million tax benefit for the year ended June 30, 2009.  Excluding permanent differences resulting from goodwill impairment, stock-based compensation and other non-deductible items, the effective tax rate was 33.1% and 37.9% and  for the years ended June 30, 2010 and 2009, respectively.  The difference in the adjusted effective tax rate was due primarily to an increased proportion of pre-tax income from Canada that is taxed at a lower rate than domestic pre-tax income.

Fiscal 2009 compared to fiscal 2008

Net sales. Net sales decreased $49.6 million, or 6.9%, to $666.9 million for the year ended June 30, 2009, from $716.5 million for the year ended June 30, 2008. The decrease in net sales was attributable primarily to lower spending by production animal customers whose profits have been constrained by fluctuating commodity prices and the general economic slowdown, and was partially offset by $12.2 million of incremental sales from the acquisition of Kane Veterinary Supplies, Ltd. (Kane) in the second quarter of fiscal 2008.  Our number of field sales representatives decreased to 221 as of June 30, 2009, from 242 as of June 30, 2008, primarily as a result of consolidation of underperforming sales territories.

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

Goodwill impairment.  In the year ended June 30, 2009, the Company's stock price and market capitalization declined significantly, and the Company experienced no growth and anticipated slower growth rates in the future.  These factors are significant to the annual impairment test, and as a result, the Company recorded an impairment charge of $35.0 million as of June 30, 2009, to reduce the carrying value of goodwill.

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

Income tax expense. Income tax expense decreased $8.1 million to a tax benefit of $0.7 million for the year ended June 30, 2009, from a $7.4 million tax expense for the year ended June 30, 2008.  Excluding permanent differences resulting from goodwill impairment, stock-based compensation and other non-deductible items, the effective tax rate was 37.7% and 37.9% for the years ended June 30, 2008 and 2009, respectively.

Seasonality of operating results

Historically, our quarterly sales and operating results have varied significantly, and will likely continue to do so in the future. Seasonality has been caused by product usage, climate changes, promotions, rebates and announced price increases. Historically, our sales have been higher during the spring and fall months, as the transportation of production animals during these months results in increased product usage. The transportation of production animals occurs during various times in the animal’s life cycle. The cycle begins with the cow-calf stage where the calf is born and raised to six to eight months of age. At that point the calf moves to pasture for three to five months. The last movement occurs when the animal is placed in the feedyard. Movement and climate changes cause stress upon the animal, which increases the risk of disease. Thus, prior to each of these moves, the animal typically is treated for disease prevention. These buying patterns can also be affected by manufacturers’ and distributors’ marketing programs launched during the summer months, particularly in June, which can cause customers to purchase production animal health products in advance of actual usage. This kind of early purchasing may reduce the sales in the months these purchases typically would have been made.  In the companion animal health products market, sales of flea, tick and heartworm products drive sales during the spring and summer months. See “Risk factors—Our quarterly operating results may fluctuate due to factors outside of management’s control.” Additionally, since many of our manufacturer rebates prior to 2008 were based on a calendar year, the quarter ended December 31 was our most significant quarter for recognition of rebates.  Since that time, sales growth goals have shifted from annual to quarterly or trimester goals.  While we anticipate that this trend with respect to manufacturers' rebate programs will continue, we do not expect as strong an impact during the quarter ended December 31, 2010, as compared to calendar years prior to 2008.

For the reasons and factors discussed above, our quarterly operating results may fluctuate significantly. Accordingly, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year, and our sales for any particular future period may decrease.

Consolidated statements of operations for the quarter (unaudited)

	June 30,	March 31,	December 31,	September 30,	As Revised June 30,	March 31,	December 31,	September 30,
(in thousands)	2010	2010	2009	2009	2009	2009	2008	2008

Net sales	$171,978	$165,126	$170,487	$161,329	$162,517	$150,931	$184,477	$169,023
Direct cost of products sold	143,388	137,773	141,071	135,383	136,460	125,602	152,209	138,723

Gross profit	28,590	27,353	29,416	25,946	26,057	25,329	32,268	30,300
Selling, general, and
administrative expenses(1)	22,053	22,588	23,540	22,788	28,212	22,227	24,397	25,618
Depreciation and
amortization	2,357	2,005	2,022	1,978	2,054	2,039	2,054	2,076
Goodwill impairment	—	—	—	—	34,966	—	—	—

Operating income (loss)	4,180	2,760	3,854	1,180	(39,175)	1,063	5,817	2,606
Other income (expense):
Other income	260	133	166	134	162	206	189	229
Interest expense	(3,336)	(2,714)	(2,068)	(2,511)	(2,261)	(1,877)	(2,289)	(2,334)

Income (loss) before
income taxes	1,104	179	1,952	(1,197)	(41,274)	(608)	3,717	501
Income tax benefit (expense)	(442)	(59)	(734)	450	2,115	284	(1,448)	(217)

Net income (loss)	$662	$120	$1,218	$(747)	$(39,159)	$(324)	$2,269	$284

(1)	Includes salaries, wages, commissions, and related benefits.

Liquidity and capital resources

    The Company’s primary sources of liquidity are cash flows generated from operations and borrowings under the Company’s revolving credit facility.  Funds are expended to provide working capital that enables the Company to maintain adequate inventory levels to promptly fulfill customer needs and expand operations. The Company expects its capital resources to be sufficient to meet anticipated cash needs for at least the next twelve months, and it expects cash flows from operations to be sufficient to reduce outstanding borrowings under the Company’s revolving credit agreement.  While the Company’s revolving credit facility is scheduled to mature during the fourth quarter of fiscal 2011, the Company is in negotiations with multiple lenders and expects to finalize an agreement prior to the maturity of the revolving credit facility.

    Operating activities. For the year ended June 30, 2010, net cash provided by operating activities was $6.5 million, and was primarily attributable to $1.3 million of net income, $13.0 million of non-cash costs, and a $0.4 million change in deferred income taxes, all partially offset by an increase in working capital of $8.1 million.  The non-cash costs included $8.4 million of depreciation and amortization, $1.0 million of debt issue cost amortization, $3.0 million of amortization of loss on settlement of interest rate swap agreements, $0.3 million of bad debt expense, and $0.7 of stock compensation expense.  The change in working capital included an increase in accounts receivable of $4.3 million, an increase in inventories of $9.5 million, and a decrease in accrued liabilities and other of $5.5 million, all partially offset by a decrease in income tax receivables of $1.0 million and an increase in accounts payable of $10.4 million.  The increase in accounts receivable resulted from strong sales at the close of the year that converted to cash early in the first quarter of fiscal 2011.  The increase in inventories was due to a rise in inventory purchases near the close of the year in anticipation of higher sales volume in the summer months.  The increase in inventories drove the increase in accounts payable.  While accounts receivable and inventory levels as a percentage of sales were higher at June 30, 2010 than historical norms, the Company expects to manage these balances back to historical norms.  The decrease in accrued liabilities and other resulted primarily from payments of liabilities related to accrued non-recurring settlement and legal costs.  The decrease in income tax receivables was due to the receipt of a $1.8 million tax refund during the fourth quarter of fiscal 2010.

    For the year ended June 30, 2009, net cash provided by operating activities was $21.8 million, and was primarily attributable to a decrease in working capital of $11.9 million and $50.1 million of net non-cash costs, partially offset by 36.9 million of net losses and a change in deferred income taxes of $3.2 million. The change in working capital included a decrease in accounts receivable of $6.0 million and a decrease in inventories of $8.4 million, partially offset by a decrease in accounts payable of $2.9 million. The decrease in accounts receivable resulted from a decline in sales from the prior year. The decrease in inventories resulted from the decline in sales that caused a reduction in purchasing and drove the corresponding decrease in accounts payable. The non-cash costs included $35.0 million of goodwill impairment, $8.2 million of depreciation and amortization, $0.7 million of debt issue cost amortization, $3.2 million of bad debt expense, and $3.2 million of stock-based compensation. The bad debt expense included a $2.7 million provision resulting from a dispute with a manufacturer regarding a rebate receivable. Stock-based compensation included the impact of $1.8 million of accelerated expense as a result of the voluntary forfeiture of 1.0 million options by senior management in May 2009.

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

    Investing activities. For the year ended June 30, 2010, net cash used for investing activities was $3.9 million, and was primarily attributable to $1.9 million in cash payments to certain selling stockholders of Kane for the achievement of certain purchase agreement performance targets and $2.4 million of property, plant, and equipment purchases.

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

    Financing activities. For the year ended June 30, 2010, net cash used for financing activities was $3.0 million, and was primarily attributable to an unfavorable change in overdraft balances of $5.8 million, principal payments on term note debt totaling $3.1 million, and the settlement of liabilities related to terminated interest rate swap agreements totaling $3.3 million, partially offset by net borrowings on the revolving credit facility totaling $9.3 million.

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

    Capital resources. The Company has a $44.5 million first lien term loan (Term Note), which matures on May 31, 2011 and bears interest at an annual rate equal to LIBOR plus 2.0%, paid quarterly. The Company plans to continue to take advantage of this favorable rate and not extend, replace, or retire this debt until it is closer to maturity.  The Company is in negotiations with multiple lenders and expects to finalize an agreement prior to the maturity of the revolving credit facility.  Borrowings are collateralized by a first priority interest in and lien on all of the Company’s assets.

    The Company’s revolving credit facility (the Revolver) is a $130.0 million facility, which matures on the earlier of June 30, 2012, or 60 days prior to the final extended maturity date of the Term Note. The outstanding borrowings under the amended facility bore interest through July 20, 2009, at LIBOR plus 3.50% for U.S. borrowings and CDOR Rate plus 1% for Canadian borrowings, and thereafter at rates based upon the Company’s Leverage Ratio as defined in the amended Revolver with LIBOR-based rates ranging from LIBOR and CDOR Rate plus 3.00% to LIBOR and CDOR Rate plus 3.75%, and with Prime-based rates ranging from U.S. Prime and Canadian Prime Rate plus 0.50% to U.S. Prime and Canadian Prime Rate plus 1.25%. Borrowings remain collateralized by a first priority interest in and lien on all of the Company’s assets. At June 30, 2010, the Company’s availability under the Revolver totaled $34.0 million.

    As of June 30, 2010, the interest rates for the Revolver ranged from 4.10% to 4.50%, and the interest rate for the Term Note was 2.38%. Additionally, the Company is required to pay a commitment fee on the daily unused amount of the Revolver at a per annum rate of 0.50%.  Debt issue costs related to the Term Note and the Revolver have been capitalized and are being amortized over the remaining term of the underlying debt utilizing the straight-line method, which approximates the effective interest method.  The credit agreements contain certain covenants that, among other things, restrict our ability to incur additional indebtedness, make certain payments, sell assets, enter into certain transactions with affiliates and create liens. Moreover, certain of these agreements require us to maintain specified financial ratios. The most restrictive covenant relates to the creation or assumption of additional indebtedness. The Company was in compliance with all financial covenants at June 30, 2010.

    The Company has utilized cash flow hedge accounting and used derivative financial instruments to effectively convert a portion of its variable-rate debt to fixed-rate debt. In order to reduce cash interest expense over the last three quarters of fiscal 2010, the Company elected to terminate both of its interest rate swap agreements as of September 30, 2009 and paid the respective liabilities in October 2009.  Based upon interest rates, in order to reduce cash interest expense over the remainder of 2010, the Company elected to terminate both of its interest rate swap agreements as of September 30, 2009.

    The Company entered into a $43.0 million notional value swap transaction with a financial institution effective April 18, 2007. The Company received a floating rate based on LIBOR and paid a fixed rate of 4.95%. The swap agreement had an original termination date of June 28, 2010. On September 30, 2009, the Company terminated the swap agreement, and the fair value of this swap was a net liability of $1.5 million on that date.  The Company entered into a $52.0 million notional value swap transaction with a financial institution effective April 18, 2007. The Company received a floating rate based on LIBOR and paid a fixed rate of 4.95%. The swap agreement had an original termination date of May 7, 2010. On September 30, 2009, the Company terminated the swap agreement, and the fair value of this swap was a net liability of $1.8 million on that date.

    Swap agreement fair values were recorded on the consolidated balance sheet as a component of current portion of long-term debt. The fair values of the interest rate swap agreements were estimated based on current settlement prices and quoted market prices of comparable contracts. The Company calculated no ineffectiveness on both interest rate swap agreements at their termination on September 30, 2009. At June 30, 2010, all unrealized losses previously recorded on the consolidated balance sheet as accumulated other comprehensive income (loss) had been amortized to interest expense over the remaining terms of the original swap agreements.

    The net receipts or payments from the interest rate swap agreements were recorded in interest expense. During the years ended June 30, 2010 and 2009, changes in the fair value of interest rate swap agreements totaled $3.9 million and $(1.0) million, respectively. The Company reclassified $2.4 million and $2.7 million during the years ended June 30, 2010 and 2009, respectively, from accumulated other comprehensive income (loss) to interest expense.

Off-Balance Sheet Arrangements

As of June 30, 2010, we did not have any off-balance sheet arrangements other than the operating lease commitments in the contractual obligations table below.

Contractual obligations

Our contractual obligations as of June 30, 2010 mature as follows:
		Payments Due by Period
(in thousands)	Total	1 Year or Less	More than 1 Year-3 Years	More than 3 Year-5 Years	More than 5 Years
Revolver	$88,512	$88,512	$—	$—	$—
Operating lease commitments	20,744	5,059	8,611	4,477	2,597
Long-term debt (including current portion)	40,827	40,827	—	—	—
Interest on long-term debt and line-of-credit(1)	3,630	3,630	—	—	—
Total contractual obligations(2)	$153,713	$138,028	$8,611	$4,477	$2,597

(1)
Future interest payments are calculated based on the assumption that all debt is outstanding until maturity. For debt instruments with variable interest rates, interest has been calculated for all future periods using the rates in effect as of June 30, 2010.

(2)	The Company is subject to purchase obligations under certain of its purchase contracts, but management does not believe that they are material.

Inflation

Most of our operating expenses are inflation-sensitive, with inflation generally producing increased costs of operations. During the past three years, the most significant effects of inflation have been on freight and fuel costs and costs of products. Historically, we have been proactive in addressing inflation in attempts to limit its effects through the enactment of cost control initiatives.

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

    At June 30, 2009, the Company performed its annual impairment test.  The Company’s stock price and market capitalization was low, and the Company experienced no growth in that year and anticipated slower growth rates in the future. The fair value of the Company was estimated utilizing the income approach to derive an enterprise value of the Company. This income approach was validated by comparing the fair value to fair value estimates using a market approach. The market approach included the determination that the Company’s stock price at June 30, 2009, did not reflect a control premium that was considered in deriving the enterprise value. Based upon the results of this testing, the Company concluded that no impairment of customer relationships, noncompete agreements, or trademarks and trade names existed at June 30, 2009, however, the carrying value of goodwill exceeded its fair value, and the Company recorded a $35.0 million impairment charge as of June 30, 2009. At June 30, 2010, the Company performed its annual impairment test and determined that no impairment had occurred.  The Company will continue to evaluate goodwill and other intangible assets for potential impairment based upon any changes to the Company’s operations or its operating business environment.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Exposure to Interest Rates

The Company is exposed to certain market risks arising from transactions that are entered into in the normal course of business. As part of our financial risk management program, we have used certain derivative financial instruments to manage these risks. The Company does not engage in financial transactions for speculative purposes and therefore holds no derivative instruments for trading purposes. The Company’s exposure to market risk for changes in interest rates relates to variable interest rates on borrowings under the Company’s credit agreements. At June 30, 2010, $129.3 million of the Company’s debt remained subject to market risk for changes in interest rates. If the weighted average interest rate on the Company’s remaining variable rate indebtedness rose 34 basis points (a 10.0% change from the calculated weighted average interest rate as of June 30, 2010), assuming no change in the Company’s outstanding balance under its Revolver and Term Note, the Company’s annualized income before taxes and cash flows from operating activities would decline by approximately $0.4 million. If the weighted average interest rate on the Company’s remaining variable rate indebtedness decreased 34 basis points (a 10.0% change from the calculated weighted average interest rate as of June 30, 2010), assuming no change in the Company’s outstanding balance under its Revolver and Term Note, the Company’s annualized income before taxes and cash flows from operating activities would increase by approximately $0.4 million.

Exposure to Exchange Rates

    We have operations located in Canada and Taiwan. Due to the relative low volume of payments made by us through these subsidiaries, we do not believe that we have significant exposure to foreign currency exchange risks. We currently do not use derivative financial instruments to mitigate foreign currency exchange risks. We continue to review this issue and may consider hedging certain foreign exchange risks through the use of currency futures or options in future years.

Item 8.	Financial Statements and Supplementary Data.

The consolidated financial statements required to be filed are indexed on page F-1 and are incorporated herein.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

    Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness, as of June 30, 2010, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our management has concluded, as discussed below, that a material weakness existed in our internal control over financial reporting as of June 30, 2010, and as a result, our disclosure controls and procedures were not effective. Notwithstanding the material weakness that existed as of June 30, 2010, our Chief Executive Officer and Chief Financial Officer have concluded that the financial statements included in this Annual Report on Form 10-K present fairly, in all material aspects, the financial position, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America (GAAP).

Management’s Annual Report on Internal Control Over Financial Reporting

    Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system was designed to provide reasonable assurance to our management regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with GAAP.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2010. In conducting the evaluation, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework (the COSO criteria). Based on our evaluation under the COSO criteria, our management concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2010.  Management identified the following material weakness in internal control over financial reporting.

    Management did not maintain effective internal controls relating to the monthly end closing process and the quarter end closing and financial reporting process in adequately addressing reconciling items identified on accounts payable reconciliations. The material weakness over accounts payable reconciliations was identified during the quarter ended June 30, 2010 through an error in the Company’s accounts payable balance that related to its legacy accounting system balances from fiscal 1997 and prior periods.  The error was corrected, and the Company is strengthening existing control over accounts payable reconciliations during the quarter ending September 30, 2010, by (i) requiring an additional level of approval of the reconciliations and (ii) requiring that all reconciling items be addressed and cleared within 90 days. With the implementation of these corrective actions, the Company anticipates that this material weakness will be remediated during the quarter ending September 30, 2010, and that the remediation will be tested during the closing procedures for such quarter.

    This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Controls over Financial Reporting

    There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitation on the Effectiveness of Internal Controls

    The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to completely eliminate misconduct. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

Item 9B.	Other Information.

None.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Certain information required by this Item 10 relating to our directors and executive officers is incorporated by reference herein from our proxy statement in connection with our 2010 annual meeting of stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended June 30, 2010.

Audit Committee Financial Expert

Our board of directors has determined that each of Messrs. Corcoran, Pinkerton, and Steinhart qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K, and are “independent” as defined in Rule 10A-3 under the Exchange Act.

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

The information required by this Item 11 relating to remuneration of directors and executive officers and other transactions involving management is incorporated by reference herein from our proxy statement in connection with our 2010 annual meeting of stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended June 30, 2010.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 relating to security ownership of certain beneficial owners and management is incorporated by reference herein from our proxy statement in connection with our 2010 annual meeting of stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended June 30, 2010. For information on securities authorized for issuance under equity compensation plans, see the section entitled “Market for Registrant’s Common Equity and Related Stockholders Matters” in Part II, Item 5 in this Annual Report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 relating to certain relationships and related transactions is incorporated by reference herein from our proxy statement in connection with our 2010 annual meeting of stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended June 30, 2010.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item 14 regarding principal accounting fees and services is set forth under “Matters Concerning Our Independent Registered Public Accounting Firm” in our proxy statement in connection with our 2010 annual meeting of stockholders, which proxy statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended June 30, 2010.

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

ANIMAL HEALTH INTERNATIONAL, INC.

Date: September 10, 2010	/s/ WILLIAM F. LACEY
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

Signature	Title	Date

/s/ JAMES C. ROBISON James C. Robison	Chief Executive Officer, President and Chairman (Principal Executive Officer)	September 10, 2010

/s/ WILLIAM F. LACEY William F. Lacey	Sr. Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	September 10, 2010

/s/ MICHAEL EISENSON Michael Eisenson	Director	September 10, 2010

/s/ MARK ROSEN Mark Rosen	Director	September 10, 2010

/s/ BRANDON WHITE Brandon White	Director	September 10, 2010

/s/ RONALD STEINHART Ronald Steinhart	Director	September 10, 2010

/s/ DAVID BIEGLER David Biegler	Director	September 10, 2010

/s/ JERRY PINKERTON Jerry Pinkerton	Director	September 10, 2010

/s/ E. THOMAS CORCORAN E. Thomas Corcoran	Director	September 10, 2010

Animal Health International, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Animal Health International, Inc.

We have audited the accompanying consolidated balance sheets of Animal Health International, Inc. and subsidiaries as of June 30, 2009 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the years then ended.   These financial statements are the responsibility of the Company’s management.   Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Animal Health International, Inc. and subsidiaries as of June 30, 2009 and 2010, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Dallas, Texas
September 10, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Animal Health International, Inc.:

We have audited the accompanying consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows of Animal Health International, Inc. and subsidiaries (the Company) for the year ended June 30, 2008. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Animal Health International, Inc. and subsidiaries for the year ended June 30, 2008, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Dallas, Texas
September 9, 2008

ANIMAL HEALTH INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
June 30, 2010 and 2009
(In thousands, excluding share information)
	June 30, 2010	As Revised June 30, 2009
Assets
Current assets:
Cash and cash equivalents	$2,243	$2,749
Accounts receivable, net	77,954	74,441
Current portion of notes receivable	189	126
Income tax receivable	656	1,001
Merchandise inventories, net	99,545	89,315
Deferred income taxes	1,852	3,358
Prepaid expenses	2,400	2,319
Total current assets	184,839	173,309
Noncurrent assets:
Notes receivable, net of current portion	77	280
Property, plant, and equipment, net	14,657	16,043
Goodwill	62,245	60,334
Customer relationships, net	24,616	28,022
Noncompete agreements, net	2,360	3,436
Trademarks and trade names	33,170	33,170
Debt issue costs and other assets, net	2,967	3,671
Total assets	$324,931	$318,265

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$94,705	$93,369
Accrued liabilities	9,891	13,055
Current portion of long-term debt	129,339	7,179
Total current liabilities	233,935	113,603

Noncurrent liabilities:
Long-term debt, net of current portion	—	119,913
Deferred lease incentives	1,092	1,101
Deferred income taxes	23,440	23,069
Total liabilities	258,467	257,686

Commitments and contingencies (note 15)
Stockholders’ equity:
Preferred stock, par value $0.01 per share. Authorized 10,000,000 shares,
issued and outstanding 0 shares	—	—
Common stock, par value $0.01 per share. Authorized 90,000,000 shares,
issued and outstanding 24,329,670 shares	243	243
Additional paid-in capital	133,585	132,912
Accumulated deficit	(67,402)	(68,655)
Accumulated other comprehensive income (loss)	38	(3,921)
Total stockholders' equity	66,464	60,579

Total liabilities and stockholders’ equity	$324,931	$318,265

See accompanying Notes to Consolidated Financial Statements.

ANIMAL HEALTH INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
Years ended June 30, 2010, 2009, and 2008
(In thousands, except per share data)

	Year ended June 30,
	2010	As Revised 2009	2008
Net sales	$668,920	$666,948	$716,542
Costs and expenses:
Direct cost of products sold (excludes depreciation and amortization)	557,615	552,994	579,485
Salaries, wages, commissions, and related benefits	51,322	55,204	55,022
Selling, general, and administrative	39,647	45,250	46,864
Depreciation and amortization	8,362	8,223	7,349
Goodwill impairment	—	34,966	—
Operating income (loss)	11,974	(29,689)	27,822
Other income (expense):
Other income	693	786	964
Interest expense	(10,629)	(8,761)	(10,277)
Income (loss) before income taxes	2,038	(37,664)	18,509

Income tax benefit (expense)	(785)	734	(7,408)

Net income (loss)	$1,253	$(36,930)	$11,101

Earnings (loss) per common share:
Basic	$0.05	$(1.52)	$0.46
Diluted	$0.05	$(1.52)	$0.46
Shares used in computing earnings per share:
Basic	24,691	24,330	24,330
Diluted	24,847	24,330	24,330

See accompanying Notes to Consolidated Financial Statements.

ANIMAL HEALTH INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)
Years ended June 30, 2010, 2009, and 2008
(In thousands, excluding share information)

	Common stock				Accumulated
			Additional	Accumulated	other
	Number of		paid-in	earnings/	comprehensive
	shares	Amount	capital	(deficit)	income (loss)	Total
Balance, June 30, 2007	24,329,670	$243	$128,367	$(42,826)	$331	$86,115
Costs directly associated with initial public offering	—	—	(5)	—	—	(5)
Stock-based compensation	—	—	1,342	—	—	1,342
Comprehensive income:
Net income	—	—	—	11,101	—	11,101
Unrealized loss on derivative instruments, net of tax	—	—	—	—	(2,241)	(2,241)
Foreign currency translation adjustment	—	—	—	—	(88)	(88)
Total comprehensive income						8,772
Balance, June 30, 2008	24,329,670	$243	$129,704	$(31,725)	$(1,998)	$96,224
Stock-based compensation	—	—	1,405	—	—	1,405
Voluntary cancellation of stock options	—	—	1,803	—	—	1,803
Comprehensive loss:
Net loss (As revised)	—	—	—	(36,930)	—	(36,930)
Unrealized loss on derivative instruments, net of tax	—	—	—	—	(646)	(646)
Foreign currency translation adjustment	—	—	—	—	(1,277)	(1,277)
Total comprehensive loss (As revised)						(38,853)
Balance, June 30, 2009 (As revised)	24,329,670	$243	$132,912	$(68,655)	$(3,921)	$60,579
Stock-based compensation	—	—	673	—	—	673
Comprehensive income:
Net income	—	—	—	1,253	—	1,253
Settlement of derivative instruments, net of tax	—	—	—	—	2,352	2,352
Foreign currency translation adjustment	—	—	—	—	1,607	1,607
Total comprehensive income						5,212
Balance, June 30, 2010	24,329,670	$243	$133,585	$(67,402)	$38	$66,464
See accompanying Notes to Consolidated Financial Statements.

ANIMAL HEALTH INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years ended June 30, 2010, 2009, and 2008
(In thousands)
	Year ended June 30,
	2010	As Revised 2009	2008
Cash flows from operating activities:
Net income (loss)	$1,253	$(36,930)	$11,101
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depreciation and amortization	8,188	8,223	7,349
Goodwill impairment	—	34,966	—
Amortization of debt issue costs	1,013	728	805
Amortization of loss on settlement of interest rate swap agreements	2,975	—	—
Bad debt expense	288	3,184	690
Stock-based compensation	673	3,208	1,342
Gain on sale of equipment and other assets	(161)	(219)	(292)
Deferred income taxes	361	(3,228)	1,167
Deferred lease incentives	—	—	224
Changes in assets and liabilities (net of effects of acquisitions):
Accounts receivable	(4,316)	5,986	(1,792)
Merchandise inventories	(9,474)	8,365	1,634
Income taxes receivable/payable	969	368	12
Prepaid expenses	(68)	(679)	948
Accounts payable	10,369	(2,931)	(7,348)
Accrued liabilities and other	(5,588)	756	(9,877)
Net cash provided by operating activities	6,482	21,797	5,963

Cash flows from investing activities:
Purchase of property, plant, and equipment	(2,426)	(2,856)	(4,074)
Disposition (purchase) of other assets	(489)	289	(12)
Business acquisitions, net of cash acquired (includes $1,017 of
direct acquisition costs)	—	—	(23,033)
Purchase price adjustments	(1,911)	(2,856)	(2,246)
Proceeds from sale of property, plant, and equipment and other assets	295	509	1,674
Net changes in notes receivable	585	700	144
Net cash used for investing activities	(3,946)	(4,214)	(27,547)

Cash flows from financing activities:
Repayment of long-term debt	(3,101)	(1,270)	(45,933)
Borrowings of long-term debt	—	—	44,550
Net borrowings (repayments) under revolving credit facilities	9,267	(15,211)	20,902
Debt issue costs	(65)	(1,098)	(487)
Settlement of interest rate swap agreements	(3,348)	—	—
Change in overdraft balances	(5,801)	333	(2,937)
Net proceeds from (costs for) the issuance of common stock	—	—	(5)
Net cash provided by (used for) financing activities	(3,048)	(17,246)	16,090

Effect of exchange rate changes in cash and cash equivalents	6	(40)	195

Net increase (decrease) in cash and cash equivalents	(506)	297	(5,299)

Cash and cash equivalents, beginning of year	2,749	2,452	7,751

Cash and cash equivalents, end of year	$2,243	$2,749	$2,452

See accompanying Notes to Consolidated Financial Statements.

ANIMAL HEALTH INTERNATIONAL, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Dollars in thousands)

(1) Organization

          Animal Health International, Inc., formerly known as Walco International Holdings, Inc., was incorporated in Delaware in May 2005. Through its wholly owned subsidiaries, Walco International, Inc. and Kane Veterinary Supplies, Ltd. (Kane) (note 4, collectively with Animal Health International, Inc., the Company), the Company’s primary business activity is the sale and distribution of animal health products, supplies, services and technology through operating divisions located throughout the United States, Canada and Taiwan.

(2) Summary of significant accounting policies

(a) Basis of presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The Company revised the consolidated financial statements as of and for the year ended June 30, 2009, in accordance with U.S. Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”) to include an adjustment related to accounts payable and the 2009 goodwill impairment charge (note 3).

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

(e) Shipping and handling

The Company invoices certain customers for shipping and handling. This revenue is included in net sales and was $1,037, $1,109, and $1,114 for the years ended June 30, 2010, 2009, and 2008, respectively. The costs associated with shipping and handling are reflected in direct cost of products sold in the consolidated statements of operations and were $11,756, $11,584, and $11,988 for the years ended June 30, 2010, 2009, and 2008, respectively.

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

    The Company classifies interest and penalties attributable to income taxes as part of income tax expense.  There were no accruals for interest and penalties as of June 30, 2010 and 2009.

(h) Cash and cash equivalents

    All highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. These amounts are stated at cost, which approximates fair value. The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits.  The Company has not experienced any losses in such accounts.  Book overdrafts totaling $7,490 and $13,291 at June 30, 2010 and 2009, respectively, are classified as accounts payable in the consolidated balance sheets.

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

(k) Property, plant, and equipment

Property, plant, and equipment are recorded at cost. Depreciation is determined for financial reporting purposes primarily using the straight-line method over the estimated useful lives of the assets, which are as follows (in years):

Buildings and improvements	10-40
Leasehold improvements	Shorter of asset life or lease term
Equipment:
Warehouse	3-8
Automotive	3-8
Computer hardware and software	3-5
Office	3-8

Depreciation expense related to property, plant, and equipment was $3,652, $3,676, and $3,278 for the years ended June 30, 2010, 2009, and 2008 respectively. The Company periodically reviews long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the undiscounted expected future cash flows from an asset is less than the carrying value of the asset, impairment must be recognized in the financial statements by writing down the asset to its fair value.  At June 30, 2010 and 2009, no impairment had occurred.

(l) Goodwill and other intangible assets

Intangible assets include nonamortizing goodwill and trademarks and trade names and amortizing customer relationships and noncompete agreements, which are being amortized over their estimated useful lives of twelve and eight years, respectively. The Company evaluates goodwill and other intangible assets on an annual basis and between annual tests whenever events or circumstances indicate that the carrying value of the goodwill or other intangible asset may exceed its fair value. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in the Company’s expected future cash flows; a sustained, significant decline in the Company’s stock price and market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; and slower growth rates. Any adverse change in these factors could have a significant impact on the recoverability of the Company’s goodwill and other intangible assets and could have a material impact on the Company’s consolidated financial statements.

          At June 30, 2009, the Company performed its annual impairment test.  During fiscal 2009, the Company’s stock price and market capitalization remained low, and the Company experienced no growth during that year, and anticipated slower growth rates in the future. The fair value of the Company was estimated utilizing the income approach to derive an enterprise value of the Company. This income approach was validated by comparing the fair value to fair value estimates using a market approach. The market approach included the determination that the Company’s stock price at June 30, 2009, did not reflect a control premium that was considered in deriving the enterprise value. Based upon the results of this testing, the Company concluded that no impairment of customer relationships, noncompete agreements, or trademarks and trade names existed at June 30, 2009, however, the carrying value of goodwill exceeded its fair value, and the Company recorded a $34,966 impairment charge as of June 30, 2009.   At June 30, 2008 and 2010, the Company performed its annual impairment test and determined that no impairment had occurred.  The Company will continue to evaluate goodwill and other intangible assets for potential impairment based upon any changes to the Company’s operations or its operating business environment.

(m) Debt issue costs and other assets

       Debt issue costs are capitalized and amortized to interest expense over the term of the underlying debt utilizing the straight-line method, which approximates the effective interest method. At June 30, 2010 and 2009, accumulated amortization of debt issue costs totaled $3,030 and $2,017, respectively. Other assets include equipment held for lease, which are amortized over their lease terms, and investments, which are recorded at fair value or utilizing the equity method.

(n) Stock-based compensation

      In January 2007, the Company reserved 2,500,000 shares of its common stock for the issuance of awards under the 2007 Stock Option and Incentive Plan.  In November 2009, the Company amended and restated the 2007 Stock Option and Incentive Plan, and reserved an additional 1,100,000 shares of its common stock for the issuance of awards.

       Options granted under the 2007 Stock Option and Incentive Plan vest over a four-year period and carry a ten-year term.  The options issued are incentive stock options, which are not performance-based and vest with continued employment. Unexercised options may be forfeited in the event of termination of employment. Options to purchase 355,725 shares have vested and have a weighted average exercise price of $7.05 and a weighted average remaining contract term of 7.6 years, but no options were exercised as of June 30, 2010. For 2010, 2009 and 2008, expense related to these options was $460, $3,208, and $1,342, respectively.  In December 2009, the Company issued 838,875 restricted stock units to certain employees.  These units vest over a four-year period, have an indefinite life, and convert to shares of common stock upon certain triggering events. The units carried a fair value of $2.15 upon their issuance, and the expense related to these units during the year ended June 30, 2010 was $213.

      During May 2009, the Company's senior management voluntarily surrendered 1,018,500 options for no consideration.  The voluntary surrender was not accompanied by a concurrent grant of a replacement award nor other valuable consideration.  Accordingly, the unrecognized compensation expense related to these stock options of $1,803 was recognized as compensation expense in the fourth quarter of fiscal 2009.  As of June 30, 2010, the Company has granted 360,720 deferred stock units to non-employee members of the Board of Directors.  Because the holders of the deferred stock units have a contractual participation right to share in current earnings, the deferred stock units are in included in basic weighted average shares outstanding.  After accounting for the 838,875 restricted stock units granted to employees, the 360,720 deferred stock units granted to non-employee members of the Board of Directors, and the 1,340,175 stock options issued to employees that have not been forfeited or surrendered, there were 1,060,230 shares of common stock reserved for future issuance at June 30, 2010.

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

       The following weighted average assumptions were used for the option grants: risk-free interest rate of 4.75% on the initial 749,300 shares, 4.45% on the subsequent 9,500 shares, 3.25% on the 750,000 shares issued in November 2007, 0.32% on the 750,000 shares issued in November 2008, and 0.05% on the 411,125 shares issued in December 2009, dividend yield of 0% for all shares, annual volatility factor of the expected market price of the Company’s common stock of 31.0% for the initial 749,300 shares and subsequent 9,500 shares, 30.9% for the 750,000 shares issued in November 2007, 29.4% for the 750,000 shares issues in November 2008,  and 34.0% for the 411,125 shares issued in December 2009, an estimated forfeiture rate of 8.4%, and an expected life of the options of 6.25 years. The risk-free interest rate was determined based on a yield curve of U.S. Treasury rates ranging from five to seven years. Expected volatility was established based on historical volatility of the stock prices of other companies in industries similar to the Company. Based on these assumptions, the 2007 options were valued at $4.49 per share for the initial 749,300 shares and $5.43 per share for the subsequent 9,500 shares, $4.28 per share for the 750,000 shares issued in 2008, $0.70 per share for the 750,000 shares issued in November 2008, and $0.88 per share for the 411,125 shares issued in December 2009. Total compensation expense for these options, deferred stock units and restricted stock units is $7,515 including the following amounts to be charged to compensation expense each year ended June 30 over each four-year vesting period: $801 in 2011, $612 in 2012, $473 in 2013, and $182 in 2014.  The weighted average remaining contract term for the options was 8.4 and 9.0 years at June 30, 2010 and 2009, respectively.

A summary of stock option activity is as follows:
	Options	Weighted average exercise prices	Weighted average fair value at grant date
Balance at July 1, 2008	1,409,675	$11.27	$4.38
Granted	750,000	2.37	0.70
Exercised	—	—	—
Forfeited	(1,145,500)	10.96	4.11

Balance at July 1, 2009	1,014,175	5.03	1.81
Granted	411,125	2.59	0.88
Exercised	—	—	—
Forfeited	(85,125)	4.32	1.52

Balance at June 30, 2010	1,340,175	$4.28	$1.52

Intrinsic value for stock options is defined as the difference between the current market value and the exercise price. The exercise price of stock options outstanding and exercisable at June 30, 2009 exceeded the market value, and therefore, the aggregate intrinsic value for the stock options was $0.  At June 30, 2010, the aggregate intrinsic value for the outstanding stock options was $66.

(o) Earnings per share

Earnings per share reflects application of the two class method. All classes of common stock participate pro rata in dividends. Therefore, the two class method of calculating earnings per share has been applied. Basic earnings per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the reporting period, which includes deferred stock units. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted earnings per share, the basic weighted average number of shares is increased by the dilutive effect of stock options determined using the treasury stock method. The components of basic and diluted earnings per share are as follows (in thousands, except per share amounts):

	Year Ended June 30,
	2010	As Revised 2009	2008
Net income (loss) available to common shareholders	$1,253	$(36,930)	$11,101

Basic weighted average shares outstanding	24,691	24,330	24,330
Dilutive effect of stock options	156	—	—

Diluted weighted average shares outstanding	24,847	24,330	24,330

Basic earnings (loss) per share	$0.05	$(1.52)	$0.46

Diluted earnings (loss) per share	$0.05	$(1.52)	$0.46

    All common stock equivalents were excluded from diluted earnings per share in the years ended June 30, 2009 and 2008, as the results were anti-dilutive.

(p) Foreign currency

The functional currency for the Company’s Canadian operations is the Canadian dollar, and the functional currency for the Company's Taiwan operations is the NEW Taiwan dollar. Assets and liabilities for these operations are translated at the exchange rate in effect at the balance sheet date, and income and expenses are translated at average exchange rates prevailing during the year. Foreign currency translation gains or losses are included within stockholders’ equity as part of accumulated other comprehensive income (loss).  Foreign currency transaction gains or losses are recognized in interest expense.  The Company recorded $428, $0, and $0 in interest expense for the years ended June 30, 2010, 2009, and 2008, respectively.

(q) Fair value of financial instruments

Cash, accounts and notes receivable, accounts payable and accrued liabilities are reflected in the financial statements at amounts which approximate fair value, primarily because of the short-term maturity of those instruments. The Company determined, based on adjustable interest rates applicable to its long-term debt, that the fair value approximates the carrying value of its obligations. The Company's interest rate swap agreements were accounted for at their fair values, which were estimated based on current settlement prices and quoted market prices of comparable contracts.  At June 30, 2010, the Company had no interest rate swap agreements.

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

(3) Correction of error in 2009 consolidated financial statements

    During the quarter ended June 30, 2010, the Company identified an error in accounts payable totaling $9,802.  The error existed in June 2005 when the Company’s assets and liabilities were revalued as part of a business combination. The correction of the accounts payable balance at that date would have resulted in additional goodwill. During the quarter ended June 30, 2009, the Company performed its annual impairment test, concluded that the balance of goodwill was impaired, and recorded a $25,164 impairment charge.  Had the accounts payable and resulting goodwill been correct in 2005, the goodwill impairment charge for the fourth quarter of 2009 would have been $34,966.  This revised impairment charge would have resulted in an additional $9,802 net loss for the year ended June 30, 2009.  The Company assessed the materiality of the effect of this misstatement on the year ended June 30, 2009, and the current year in accordance with SEC SAB No. 99, “Materiality” and SAB 108.  Based on this assessment, the Company concluded that (i) based on qualitative factors, the error did not result in a material mistatement of any prior periods, as previously reported; and (ii) the adjustment to correct the error to prior periods would materially misstate the June 30, 2010 financial statements if recorded in 2010.  As a result, the adjustment to revise the prior period error cannot be recorded in 2010.  Therefore, in accordance with SAB 108, the Company revised its 2009 financial statements herein but will not amend its 2009 Annual Report on SEC Form 10-K because the correction was not material to 2009.

    The following tables summarize the corrections to the Company’s consolidated financial statements for 2009 (in thousands, except per share amounts):

           June 30, 2009
	As Reported	Correction	As Revised

Accounts payable	$83,567	$9,802	$93,369
Accumulated deficit	(58,853)	(9,802)	(68,655)
Total stockholders’ equity	$70,381	$(9,802)	$60,579

Year Ended June 30, 2009
	As Reported	Correction	As Revised

Goodwill impairment	$25,164	$9,802	$34,966
Operating loss	(19,887)	(9,802)	(29,689)
Loss before income taxes	(27,862)	(9,802)	(37,664)
Net loss	$(27,128)	$(9,802)	$(36,930)
Basic loss per common share	$(1.12)	$(0.40)	$(1.52)
Diluted loss per common share	$(1.12)	$(0.40)	$(1.52)

(4)  Acquisitions

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

    In October 2007, the Company acquired all of the outstanding stock of Kane for $22,184 in cash (plus $1,017 in direct acquisition costs). In addition, the Company is obligated to make additional cash payments to certain selling stockholders if certain performance targets are met through October 2010. Substantially all of these contingent payments, if any, will be accounted for as goodwill when and if earned. Kane is based in Edmonton, Canada, and is a leading distributor of animal health products in both the production and companion animal markets. During the quarters ended December 31, 2009 and 2008, certain performance targets were met, and the Company paid $1,911 and $2,825, respectively, to certain selling stockholders. Both of these purchase price adjustments were accounted for as goodwill in the quarter earned.

    The Company’s acquisitions serve to further the Company’s strategy to access additional product lines, sales representatives, customer opportunities, manufacturer relationships and sales territories. The results of operations for Kane were included in the Company’s consolidated results of operations beginning with the date of the acquisition.

(5) Accounts receivable, net
	June 30, 2010	June 30, 2009
Trade accounts receivable	$71,725	$68,494
Vendor rebate receivables	6,305	8,239
Other receivables	507	1,116

	78,537	77,849
Less allowance for doubtful accounts	(583)	(3,408)

Accounts receivable, net	$77,954	$74,441

Bad debt expense totaled $288, $3,184, and $690 for the years ended June 30, 2010, 2009, and 2008, respectively. At June 30, 2009, the Company recorded a bad debt provision of $2,708 as a result of a dispute with a manufacturer regarding a rebate receivable. This receivable was written-off as uncollectible during the quarter ended March 31, 2010.  Bad debt write-offs, net of recoveries, totaled $3,113, $933, and $338 for the years ended June 30, 2010, 2009, and 2008, respectively.

Vendor rebates range from one-time purchase opportunities to sales-related programs that last a month, a quarter, a trimester, or the entire calendar year. The receivable for annual sales-related rebate programs are recognized as the established threshold is achieved.

(6) Notes receivable
	June 30, 2010	June 30, 2009
Miscellaneous notes receivable	266	406

Less current portion of notes receivable	(189)	(126)
Notes receivable	$77	$280

Notes receivable primarily include obligations due from customers.

(7) Property, plant and equipment, net

	June 30,	June 30,
	2010	2009
Land	$3,461	$3,461
Buildings and improvements	4,434	4,378
Leasehold improvements	3,892	3,749
Construction in progress	135	26
Equipment:
Warehouse	2,479	2,359
Automotive	6,800	6,730
Office/software	6,142	5,392

	27,343	26,095
Less accumulated depreciation	(12,686)	(10,052)

Property, plant, and equipment, net	$14,657	$16,043

     Expenditures for maintenance and repairs were $1,888, $1,940, and $2,154 for the years ended June 30, 2010, 2009 and 2008, respectively.

(8) Goodwill and other intangible assets

	Gross carrying amount	Accumulated amortization	Net carrying amount
June 30, 2010:
Goodwill	$62,245	$—	$62,245
Customer relationships	40,578	(15,962)	24,616
Noncompete agreements	6,245	(3,885)	2,360
Trademarks and trade names	33,170	—	33,170

	$142,238	$(19,847)	$122,391

June 30, 2009:
Goodwill	$60,334	$—	$60,334
Customer relationships	40,578	(12,556)	28,022
Noncompete agreements	6,245	(2,809)	3,436
Trademarks and trade names	33,170	—	33,170

	$140,327	$(15,365)	$124,962

     The change in goodwill is as follows:
	June 30, 2010	As Revised June 30, 2009
July 1 opening balance	$60,334	$92,444
Purchase price adjustments	1,911	2,856
Goodwill impairment	—	(34,966)

June 30 ending balance	$62,245	$60,334

     Amortization expense related to intangible assets totaled $4,482, $4,606, and $4,171 for the years ended June 30, 2010, 2009, and 2008, respectively.  Based on the current estimated useful lives assigned to intangibles assets, amortization expense for fiscal 2011, 2012, 2013, 2014, and 2015 is projected to total $4,482, $4,229, $3,867, $3,406, and $3,406, respectively.

(9) Long-term debt and other long-term liabilities

	June 30, 2010	June 30, 2009
Credit agreement—Revolving credit facility	$88,512	$79,245
Credit agreement—Term Note	40,820	43,650
Liability for interest rate swap agreements	—	3,920
Other	7	277

	129,339	127,092
Less current portion	(129,339)	(7,179)

	$—	$119,913

Credit agreements and liquidity

    The Company has a $44,550 first lien term loan (Term Note), which matures on May 31, 2011 and bears interest at an annual rate equal to LIBOR plus 2.0%, paid quarterly. The Company plans to continue to take advantage of this favorable rate and not extend, replace, or retire this debt until it is closer to maturity.  The Company is in negotiations with multiple lenders and expects to finalize an agreement prior to the maturity of the revolving credit facility.  Borrowings are collateralized by a first priority interest in and lien on all of the Company’s assets.

    The Company’s revolving credit facility (the Revolver) is a $130,000 facility, which matures on the earlier of June 30, 2012, or 60 days prior to the final extended maturity date of the Term Note. The outstanding borrowings under the amended facility bore interest through July 20, 2009, at LIBOR plus 3.50% for U.S. borrowings and CDOR Rate plus 1% for Canadian borrowings, and thereafter at rates based upon the Company’s Leverage Ratio as defined in the amended Revolver with LIBOR-based rates ranging from LIBOR and CDOR Rate plus 3.00% to LIBOR and CDOR Rate plus 3.75%, and with Prime-based rates ranging from U.S. Prime and Canadian Prime Rate plus 0.50% to U.S. Prime and Canadian Prime Rate plus 1.25%. Borrowings remain collateralized by a first priority interest in and lien on all of the Company’s assets. At June 30, 2010, the Company’s availability under the Revolver totaled $34,006.

    As of June 30, 2010, the interest rates for the Revolver ranged from 4.10% to 4.50%, and the interest rate for the Term Note was 2.38%. Additionally, the Company is required to pay a commitment fee on the daily unused amount of the Revolver at a per annum rate of 0.50%.  Debt issue costs related to the Term Note and the Revolver have been capitalized and are being amortized over the remaining term of the underlying debt utilizing the straight-line method, which approximates the effective interest method.  The credit agreements contain certain covenants that, among other things, restrict our ability to incur additional indebtedness, make certain payments, sell assets, enter into certain transactions with affiliates and create liens. Moreover, certain of these agreements require us to maintain specified financial ratios. The most restrictive covenant relates to the creation or assumption of additional indebtedness. The Company was in compliance with all financial covenants at June 30, 2010.

    The Company has utilized cash flow hedge accounting and used derivative financial instruments to effectively convert a portion of its variable-rate debt to fixed-rate debt. In order to reduce cash interest expense over the last three quarters of fiscal 2010, the Company elected to terminate both of its interest rate swap agreements as of September 30, 2009 and paid the respective liabilities in October 2009.  Based upon interest rates, in order to reduce cash interest expense over the remainder of 2010, the Company elected to terminate both of its interest rate swap agreements as of September 30, 2009.

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

    Swap agreement fair values were recorded on the consolidated balance sheet as a component of current portion of long-term debt. The fair values of the interest rate swap agreements were estimated based on current settlement prices and quoted market prices of comparable contracts. The Company calculated no ineffectiveness on both interest rate swap agreements at their termination on September 30, 2009. At June 30, 2010, all unrealized losses previously recorded on the consolidated balance sheet as accumulated other comprehensive income (loss) had been amortized to interest expense over the remaining terms of the original swap agreements.

    The net receipts or payments from the interest rate swap agreements were recorded in interest expense. During the years ended June 30, 2010 and 2009, changes in the fair value of interest rate swap agreements totaled $3,920 [$2,352 net of tax] and $(1,077) [$(646) net of tax], respectively. The Company reclassified $2,352 and $2,667during the years ended June 30, 2010 and 2009, respectively, from accumulated other comprehensive income (loss) to interest expense.

    The credit agreements restrict the amount of payments that may be made by the subsidiaries of the Company to Animal Health International, Inc. These restrictions limit the total amount of such payments to the total of $55,000 as defined in the credit agreements. At June 30, 2010, $65,964 or 99.2% of total net assets were restricted.  At June 30, 2009, $60,079 or 99.2% of total net assets were restricted.

    Summary financial data for Animal Health International, Inc. on a stand-alone basis as of June 30 of each year is as follows:

Balance Sheet	2010	As Revised 2009

Assets:
Investment in subsidiaries	$66,464	$60,579
Total assets	$66,464	$60,579

Stockholders' equity:
Common stock	$243	$243
Additional paid-in capital	133,585	132,912
Accumulated deficit	(67,402)	(68,655)
Accumulated other comprehensive loss	38	(3,921)
Total stockholders' equity	$66,464	$60,579

Statement of Operations	2010	As Revised 2009

Expenses of parent	$(1,638)	$(1,790)
Tax benefit of parent	655	716
Net loss of parent before equity in earnings (loss) of subsidiaries	(983)	(1,074)
Equity in earnings (loss) of subsidiaries	2,236	(35,856)
Net income (loss)	$1,253	$(36,930)

Statement of Cash Flows	2010	2009

Net loss of parent before equity in earnings (loss) of subsidiaries	$(983)	$(1,074)
Net cash used for operating activities	(983)	(1,074)

Investment in subsidiaries	983	1,074
Net cash provided by investing activities	983	1,074

Dividends received	—	—
Dividends paid	—	—
Net proceeds from issuance of common stock	—	—
Net cash provided by financing activities	—	—

Net change in cash	$—	$—

    Principal payments for all outstanding borrowings on June 30, 2010 total $129,339 (including outstanding borrowings under the credit agreements) and are due during the year ending June 30, 2010.

For the years ended June 30, 2010, 2009, and 2008, the Company paid interest of $6,482, $7,890, and $9,821 respectively.

(10) Financial instruments

Fair value is measured using a framework that provides a fair value hierarchy that prioritizes inputs to valuation techniques based on observable and unobservable data and categorizes the inputs into three levels:  Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities, Level 2 – Significant observable pricing inputs other than quoted prices included within Level 1 that are either directly or indirectly observable as of the reporting date (essentially, this represents inputs that are derived principally from or corroborated by observable market data), and Level 3 – Generally unobservable inputs, which are developed based on the best information available and may include the Company’s own internal data.  Observable data should be used when available.

The following table presents the Company’s financial assets and liabilities measured as of June 30, 2010:
		Fair Value
	June 30, 2010	Level 1	Level 2	Level 3
Financial assets at cost :
Current portion of notes receivable	$189
Notes receivable, net of current portion	77
Total	$266

Financial assets at fair value :
Cash and cash equivalents	$2,243	$2,243	$—	$—
Total	$2,243	$2,243	$—	$—

Financial liabilities carried at historical proceeds :
Current portion of long-term debt	$129,339
Long-term debt, net of current portion	—
Total	$129,339

The following table presents the Company’s financial assets and liabilities measured as of June 30, 2009:
		Fair Value
	June 30, 2009	Level 1	Level 2	Level 3
Financial assets at cost:
Current portion of notes receivable	$126
Notes receivable, net of current portion	280
Total	$406

Financial assets at fair value:
Cash and cash equivalents	$2,749	$2,749	$—	$—
Total	$2,749	$2,749	$—	$—

Financial liabilities at fair value:
Current portion of long-term debt (interest rate swaps)
$43,000 notional interest rate swap	$1,771	—	$1,771	$—
$52,000 notional interest rate swap	2,149	—	2,149	—
Total	$3,920	—	$3,920	$—

Financial liabilities carried at historical proceeds :
Current portion of long-term debt	$3,259
Long-term debt, net of current portion	119,913
Total	$123,172

(11) Preferred stock

As of June 30, 2010, the Company had one class of undesignated preferred stock authorized with no shares issued or outstanding. The Board of Directors of the Company may designate and issue preferred stock in one or more series. The Board of Directors can fix the rights, preferences and privileges of the shares of each series and any of its qualifications, limitations or restrictions.

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
(12) Related-party transactions

The Company has property lease agreements with certain employees. The Company incurred related rent expense of $203, $329, and $396 during the years ended June 30, 2010, 2009, and 2008, respectively. The total future obligations outstanding at June 30, 2010, with respect to such leases are $0.

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

(13) Employee benefit plans

The Company has a defined contribution 401(k) savings plan (the Plan) that covers eligible employees. Company contributions to this plan are made based on the Company’s attainment of certain earnings goals. The Company may also make discretionary contributions to the Plan. Total Company contributions to the Plan were $0 for the year ended June 30, 2010, $218 for the year ended June 30, 2009, and $381 for the year ended June 30, 2008.

(14) Income taxes

Income taxes have been provided as follows:
	Year ended June 30,
	2010	2009	2008
Current income tax expense:
Federal tax expense	$(1,044)	$1,280	$6,015
State and other tax expense (benefit)	(59)	388	1,029
Foreign tax expense	1,527	1,157	1,552

Total current income tax expense	424	2,825	8,596
Deferred income tax expense (benefit)	361	(3,559)	(1,188)

Total income tax expense (benefit)	$785	$(734)	$7,408

 Deferred taxes consist of the following:
	June 30,
	2010	2009
Deferred tax assets:
Accounts receivable	$185	$1,291
Accrued liabilities	1,514	2,166
Merchandise inventories	876	613
Stock options and restricted stock	82	13
Interest rate swaps	—	1,516
Deferred lease incentives	475	542

Total deferred tax assets	$3,132	$6,141

Deferred tax liabilities:
Prepaid expenses	$(285)	$(711)
Property, plant, and equipment	(1,172)	(931)
Intangible assets	(23,263)	(24,210)

Total deferred tax liabilities	$(24,720)	$(25,852)

Net deferred tax liabilities	$(21,588)	$(19,711)

Less current deferred income taxes	(1,852)	(3,358)

Non-current deferred income taxes	$(23,440)	$(23,069)

 Deferred tax assets are recognized for the estimated future tax effects of deductible temporary differences.  As of June 30, 2010 and 2009, the Company has not recorded a valuation allowance as the Company believes it is more likely than not that the deferred tax assets will be realized.

    A reconciliation of income taxes computed at statutory rates to the reported income tax expense from operations is as follows:

	Year Ended June 30,
	2010	As Revised 2009	2008
Income tax expense (benefit) computed at federal statutory rate	$714	$(13,182)	$6,477
State taxes, net of federal benefit	(19)	108	726
Permanent difference from goodwill impairment	—	11,019	—
Foreign sales corporation benefit	(570)	181	181
Other permanent differences	660	1,140	24

Total income tax expense (benefit)	$785	$(734)	$7,408

Effective income tax rate	38.5%	19.5%	40%

Income taxes paid (refunded)	$(262)	$2,144	$7,942

Other permanent differences include $631 for the voluntary forfeiture of 1,018,500 of stock options by senior management during May 2009.

           As of June 30, 2010, the Company has state net operating loss carryforwards of $244 that expire at various dates between 2018 and 2030.  As of June 30, 2010, the Company has not provided for U.S. or additional foreign withholding taxes on undistributed earnings of its Canadian subsidiaries of $5,724 because it is the present intention of management to reinvest the undistributed earnings indefinitely in Canadian operations.  Generally, such earnings become subject to U.S. tax upon the remittance of dividends and under certain other circumstances.  It is not practicable to estimate the amount of deferred tax liability on such undistributed earnings.

As of June 30, 2010 and 2009, there were no material unrecognized tax benefits.  In addition, there were no accruals for the payment of interest and penalties related to income tax liabilities at June 30, 2010.  The Company recognizes potential interest and penalties related to unrecognized tax benefits in income tax expense.  As of June 30, 2010, the Company has open tax years for Federal purposes back to June 2006.  For state purposes, the open tax years typically go back to June 2007, although some states remain open back to June 2006.

(15) Commitments and contingencies

The Company leases certain vehicles, computer equipment and facilities under noncancelable operating leases that expire in various years through 2018. Future minimum lease payments by year and in the aggregate, under noncancelable operating leases with initial or remaining terms of one year or more, consist of the following at June 30, 2010:

Operating leases
Year ending June 30:
2011	$5,059
2012	4,520
2013	4,091
2014	2,747
2015	1,730
Thereafter	2,597

Total minimum lease payments	$20,744

    Rental expense for the years ended June 30, 2010, 2009, and 2008 was $6,767, $6,982, and $6,494 respectively.

The Company is involved in various matters of litigation arising in the normal course of business. In addition, the Company has had an ongoing dispute with a competitor regarding a patent infringement matter. Prior to June 30, 2007, the Company established a $2,500 reserve for this dispute. Effective January 22, 2010, the Company entered into a Confidential Settlement Agreement and Release, and a Confidential Patent Settlement Agreement and Release, with this competitor and its affiliated parties, which agreements settled all claims, disputes and related matters with prejudice.  As a result of such settlement and related legal costs, the Company recognized an additional liability of $350 and charged the amount against selling, general, and administrative costs in the second quarter of fiscal 2010.  The parties agreed that the other terms included in these agreements are confidential.

Although the ultimate liability from existing or potential claims cannot be ascertained, management does not anticipate that any related outcomes would have a materially adverse effect on the Company’s financial position, operating results, or cash flows.

(15) Geographic locations

The Company operates in a single business segment that includes the distribution of products and delivery of consultative services within the animal health industry.  The following table presents the Company’s net sales and long-lived assets in different geographic locations:

	Year Ended June 30,
	2010	2009	2008 (1)
Net sales:
United States	$600,289	$609,661	$669,311
Canada	68,069	56,546	46,473
Other foreign countries	562	741	758
Total	$668,920	$666,948	$716,542
Long-lived assets:
United States	$128,274	$134,480	$164,593
Canada	11,818	10,476	8,741
Other foreign countries	—	—	3
Total	$140,092	$144,956	$173,337

Net sales are attributable to geographic areas based upon location of customer.  Neither the Company nor any individual country depends upon any single customer for more than 10% of its sales.  Long-lived assets are based upon physical location.

(1)	The Canada data for 2008 includes information from the date of acquisition of Kane in October 2007 (note 4).

 (16) Quarterly financial data (unaudited)

(in thousands, except per share data)			June 30,	March 31,	December 31,	September 30,
			2010	2010	2009	2009
Net sales			$171,978	$165,126	$170,487	$161,329
Gross profit			28,590	27,353	29,416	25,946
Income (loss) before income taxes			1,104	179	1,952	(1,197)
Net income (loss)			$662	$120	$1,218	$(747)
Earnings (loss) per share:
Basic			$0.03	$0.00	$0.05	$(0.03)
Diluted			$0.03	$0.00	$0.05	$(0.03)
Weighted average shares outstanding:
Basic			24,691	24,691	24,691	24,691
Diluted			24,882	24,789	24,691	24,691

	As Reported	Correction (2)	As Revised
	June 30,	June 30,	June 30,	March 31,	December 31,	September 30,
	2009	2009	2009	2009	2008	2008
Net sales	$162,517	$—	$162,517	$150,931	$184,477	$169,023
Gross profit	$26,057	—	26,057	25,329	32,268	30,300
Income (loss) before income taxes	(31,472)	(9,802)	(41,274)	(608)	3,717	501
Net income (loss)	$(29,357)	$(9,802)	$(39,159)	$(324)	$2,269	$284
Earnings (loss) per share:
Basic	$(1.21)	$(0.40)	$(1.61)	$(0.01)	$0.09	$0.01
Diluted	$(1.21)	$(0.40)	$(1.61)	$(0.01)	$0.09	$0.01
Weighted average shares outstanding:
Basic	24,330	24,330	24,330	24,330	24,330	24,330
Diluted	24,330	24,300	24,330	24,330	24,330	24,330

(2)	See note 3.

Exhibit Index

Number	Description

3.1(1)	Form of Fourth Amended and Restated Certificate of Incorporation of Animal Health International, Inc.

3.2(1)	Form of Amended and Restated By-laws of Animal Health International, Inc.

4.1(2)	Specimen Stock Certificate

10.1(3)	Livestock Products Agreement entered into on December 11, 2008 and effective as of January 1, 2009 by and between Pfizer Inc. and Walco International, Inc.

10.2(4)	Livestock Products Agreement entered into on March 9, 2010 and effective as of January 1, 2010 by and between Pfizer Inc. and Walco International, Inc.

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

10.8(12)	Amended and Restated 2007 Stock Option and Incentive Plan

10.9(2)	Form of Incentive Stock Option Agreement under the 2007 Stock Option and Incentive Plan

10.10(2)	Form of Non-Qualified Stock Option Agreement under the 2007 Stock Option and Incentive Plan

10.11(2)	Form of Deferred Stock Unit Award under the 2007 Stock Option and Incentive Plan

10.12(11)	Amendment to Deferred Stock Unit Award Agreement under the 2007 Stock Option and Incentive Plan

10.13(2)	Form of Restricted Stock Award Agreement under the 2007 Stock Option and Incentive Plan

10.14(1)	Employment Agreement between Animal Health International, Inc. and James Robison, dated as of May 1, 1997

10.15(1)	Amendment No. 1 to Employment Agreement between Animal Health International, Inc. and James Robison, dated as of June 30, 2005

10.16(9)	Amendment No. 2 to Employment Agreement between Animal Health International, Inc. and James Robison, dated as of May 7, 2008

10.17(8)	Non-Compete Agreement between Walco International, Inc. and Kathy Hassenpflug dated as of March 10, 2000

10.18(8)	Non Competition Addendum between Walco International, Inc. and Kathy Hassenpflug dated as of September 30, 2005

10.19(11)	Amendment No. 2 to Agreement between Walco International, Inc. and Kathy Hassenpflug dated as of December 31, 2008

10.20(13)	Amendment No. 3 to Agreement between Walco International, Inc. and Kathy Hassenpflug dated as of September 3, 2009

10.21(1)	Employment Agreement between Animal Health International, Inc. and William Lacey, dated as of August 15, 2003

10.22(1)	Amendment No. 1 to Employment Agreement between Animal Health International, Inc. and William Lacey, dated as of June 30, 2005

10.23(11)	Amendment No. 2 to Employment Agreement between Walco International, Inc. and William Lacey dated as of December 31, 2008

10.24(13)	Amendment No. 3 to Employment Agreement between Walco International, Inc. and William Lacey dated as of September 3, 2009

10.25(1)	Employment Agreement between Animal Health International, Inc. and Damian Olthoff, dated as of April 1, 2006

10.26(11)	Amendment No. 1 to Employment Agreement between Walco International, Inc. and Damian Olthoff dated as of December 31, 2008

10.27(13)	Amendment No. 2 to Employment Agreement between Walco International, Inc. and Damian Olthoff dated as of September 3, 2009

10.28(1)	Form of Indemnification Agreement between Animal Health International, Inc. and each of its Directors and Executive Officers

10.29(13)	Form of Amendment to Indemnification Agreement between Animal Health International, Inc. and each of its Directors and Executive Officers

10.30(7)	Amended and Restated Plan for Compensation of Non-Employee Directors

10.31(2)	Non-Employee Directors' Deferred Compensation Program

21.1	List of Subsidiaries

23.1	Consent of Grant Thornton LLP

23.2	Consent of KPMG LLP

24.1	Powers of Attorney (included on signature page hereto)

31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by James C. Robison, Chief Executive Officer, President and Director

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by William F. Lacey, Chief Financial Officer

32.1	Section 1350 Certifications, executed by James C. Robison, Chief Executive Officer, President and Director, and William F. Lacey, Chief Financial Officer

(1)	Incorporated by reference to Amendment No. 2 to our Registration Statement on Form S-1 (File No. 333-137656) filed on December 13, 2006

(2)	Incorporated by reference to Amendment No. 4 to our Registration Statement on Form S-1 (File No. 333-137656) filed on January 16, 2007

(3)	Incorporated by reference to our Current Report on Form 8-K filed on December 16, 2008

(4)	Incorporated by reference to our Current Report on Form 8-K filed on March 22, 2010

(5)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on February 7, 2008

(6)	Incorporated by reference to our Current Report on Form 8-K filed on December 16, 2008

(7)	Incorporated by reference to our Annual Report on Form 10-K filed on September 9, 2008

(8)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on November 7, 2007

(9)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on May 8, 2008

(10)	Incorporated by reference to our Current Report on Form 8-K filed on October 5, 2007

(11)	Incorporated by reference to our Current Report on Form 8-K filed on January 2, 2009

(12)	Incorporated by reference to our Current Report on Form 8-K filed on November 20, 2009

(13)	Incorporated by reference to our Annual Report on Form 10-K filed on September 3, 2009