Form 10-Q
period 2010-09-30
Animal Health International, Inc.
filed 2010-11-15
CIK 1372813

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 5, 2010, 24,329,670 shares of the registrant’s common stock were outstanding.

 ANIMAL HEALTH INTERNATIONAL, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Financial Statements
ANIMAL HEALTH INTERNATIONAL, INC.
Consolidated Balance Sheets
(In thousands, excluding share information)
  (Unaudited)
	September 30, 2010	June 30, 2010
Assets
Current assets :
Cash and cash equivalents	$2,215	$2,243
Accounts receivable, net	92,667	77,954
Current portion of notes receivable	194	189
Income tax receivable	739	656
Merchandise inventories, net	115,378	99,545
Deferred income taxes	1,798	1,852
Prepaid expenses	2,948	2,400
Total current assets	215,939	184,839

Noncurrent assets :
Notes receivable, net of current portion	32	77
Property, plant, and equipment, net	14,674	14,657
Goodwill	62,245	62,245
Customer relationships	23,835	24,616
Noncompete agreements	2,091	2,360
Trademarks and trade names	33,275	33,170
Debt issue costs and other assets, net of accumulated amortization of $3,276 and $3,030, respectively	2,709	2,967
Total assets	$354,800	$324,931

Liabilities and Stockholders’ Equity
Current liabilities :
Accounts payable	$110,153	$94,705
Accrued liabilities	9,378	9,891
Current portion of long-term debt	434	129,339
Total current liabilities	119,965	233,935

Noncurrent liabilities :
Long-term debt, net of current portion	144,558	—
Deferred lease incentives	1,027	1,092
Deferred income taxes	22,974	23,440
Total liabilities	288,524	258,467

Commitments and contingencies (note 12)

Stockholders’ equity :
Preferred stock, par value $0.01 per share. Authorized 10,000,000 shares, issued and outstanding 0 shares	—	—
Common stock, par value $0.01 per share. Authorized 90,000,000 shares, issued and outstanding 24,329,670 shares	243	243
Additional paid-in capital	133,799	133,585
Accumulated deficit	(67,917)	(67,402)
Accumulated other comprehensive income	151	38
Total stockholders’ equity	66,276	66,464

Total liabilities and stockholders’ equity	$354,800	$324,931

See accompanying Notes to Unaudited Consolidated Financial Statements.

 ANIMAL HEALTH INTERNATIONAL, INC.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,
	2010	2009
Net sales	$176,475	$161,329
Costs and expenses:
Direct cost of products sold (excludes depreciation and amortization)	149,085	135,383
Salaries, wages, commissions, and related benefits	13,428	12,839
Selling, general, and administrative	11,374	9,949
Depreciation and amortization	1,937	1,978
Operating income	651	1,180
Other income (expense):
Other income	141	134
Interest expense	(1,581)	(2,511)
Loss before income taxes	(789)	(1,197)
Income tax benefit	274	450
Net loss	$(515)	$(747)

Loss per common share:
Basic	$(0.02)	$(0.03)
Diluted	$(0.02)	$(0.03)
Weighted average shares outstanding:
Basic	24,691	24,691
Diluted	24,691	24,691

See accompanying Notes to Unaudited Consolidated Financial Statements.

ANIMAL HEALTH INTERNATIONAL, INC.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended September 30,
	2010	2009
Net loss	$(515)	$(747)

Other comprehensive income:
Unrealized gain on derivative instrument, net of tax	—	343
Foreign currency translation adjustment	113	691

Total comprehensive income (loss)	$(402)	$287

See accompanying Notes to Unaudited Consolidated Financial Statements.

ANIMAL HEALTH INTERNATIONAL, INC.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(515)	$(747)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	1,908	1,978
Amortization of debt issue costs	246	273
Bad debt expense	524	159
Stock option expense	214	105
Loss (gain) on sale of equipment	(18)	4
Deferred income taxes	(412)	(395)
Changes in operating assets and liabilities:
Accounts receivable	(15,761)	(14,535)
Merchandise inventories	(16,306)	(11,758)
Income taxes receivable/payable	(84)	43
Prepaid expenses	(555)	90
Accounts payable	20,653	17,856
Accrued liabilities and other	(542)	(1,538)

Net cash used for operating activities	(10,648)	(8,465)

Cash flows from investing activities:
Purchase of property, plant, and equipment	(793)	(869)
Purchase of other assets	(30)	(9)
Purchase of customer relationships and trade names	(175)	—
Proceeds from sale of property, plant, and equipment and other assets	31	47
Net changes in notes receivable	52	25

Net cash used for investing activities	(915)	(806)

Cash flows from financing activities:
Repayment of long-term debt	(115)	(2,692)
Net borrowings under revolving credit facilities	15,768	13,583
Debt issue costs	(43)	(59)
Change in overdraft balances	(4,057)	(2,773)

Net cash provided by financing activities	11,553	8,059

Effect of exchange rate changes on cash and cash equivalents	(18)	(80)

Net decrease in cash and cash equivalents	(28)	(1,292)

Cash and cash equivalents, beginning of period	2,243	2,749

Cash and cash equivalents, end of period	$2,215	$1,457

See accompanying Notes to Unaudited Consolidated Financial Statements.

 ANIMAL HEALTH INTERNATIONAL, INC.
Notes to consolidated financial statements
(Dollars in thousands, except share and per share data)
(Unaudited)

(1) Organization

Animal Health International, Inc. (AHII), formerly known as Walco International Holdings, Inc., was incorporated in Delaware in May 2005. Through its wholly-owned subsidiaries, Walco International, Inc. and Kane Veterinary Supplies, Ltd. (Kane) (note 3, collectively, with AHII, the Company), the Company’s primary business activity is the sale and distribution of animal health products, supplies, services and technology through operating divisions located throughout the United States, Canada and Taiwan.

(2) Summary of significant accounting policies

(a) Basis of presentation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly, in all material respects, the results of the Company for the periods presented. These consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s audited financial statements for the year ended June 30, 2010 in the Company’s Annual Report on Form 10-K. The results of operations for the three months ended September 30, 2010 are not necessarily indicative of results to be expected for the entire fiscal year.

(b) Rebates

Inventory rebates are recognized when estimable and probable and include inventory purchase rebates and sales-related rebates. Inventory purchase rebates are capitalized into inventory while sales-related rebates are recorded as a reduction of direct cost of products sold.

(c) Stock-based compensation

In January 2007, the Company reserved 2,500,000 shares of its common stock for the issuance of awards under the 2007 Stock Option and Incentive Plan.  In November 2009, the Company amended and restated the 2007 Stock Option and Incentive Plan, and reserved an additional 1,100,000 shares of its common stock for the issuance of awards.

Options granted under the 2007 Stock Option and Incentive Plan vest over a four-year period and carry a ten-year term.  The options issued are incentive stock options, which are not performance-based and vest with continued employment. Unexercised options may be forfeited in the event of termination of employment. Options to purchase 353,725 shares have vested and have a weighted average exercise price of $7.06 and a weighted average remaining contract term of 7.3 years, but no options were exercised as of September 30, 2010. For the three months ended September 30, 2010 and 2009, expense related to these options was $123 and $105, respectively.  In December 2009, the Company issued 838,875 restricted stock units to certain employees.  These units vest over a four-year period, have an indefinite life, and convert to shares of common stock upon certain triggering events. The units carried a fair value of $2.15 upon their issuance, and the expense related to these units during the three months ended September 30, 2010 was $91.

As of September 30, 2010, the Company has granted 367,486 deferred stock units to non-employee members of the Board of Directors.  Because the holders of the deferred stock units have a contractual participation right to share in current earnings, the deferred stock units are included in basic weighted average shares outstanding.  After accounting for the 838,875 restricted stock units granted to employees, the 360,720 deferred stock units granted to non-employee members of the Board of Directors that have not been forfeited, and the 1,326,550 stock options issued to employees that have not been forfeited or surrendered, there were 1,073,855 shares of common stock reserved for future issuance at September 30, 2010.

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

The following weighted average assumptions were used for the option grants: risk-free interest rate of 4.75% on the initial 749,300 shares, 4.45% on the subsequent 9,500 shares, 3.25% on the 750,000 shares issued in November 2007, 0.32% on the 750,000 shares issued in November 2008, and 0.05% on the 411,125 shares issued in December 2009, dividend yield of 0% for all shares, annual volatility factor of the expected market price of the Company’s common stock of 31.0% for the initial 749,300 shares and subsequent 9,500 shares, 30.9% for the 750,000 shares issued in November 2007, 29.4% for the 750,000 shares issues in November 2008,  and 34.0% for the 411,125 shares issued in December 2009, an estimated forfeiture rate of 8.4%, and an expected life of the options of 6.25 years. The risk-free interest rate was determined based on a yield curve of U.S. Treasury rates ranging from five to seven years. Expected volatility was established based on historical volatility of the stock prices of other companies in industries similar to the Company. Based on these assumptions, the 2007 options were valued at $4.49 per share for the initial 749,300 shares and $5.43 per share for the subsequent 9,500 shares, $4.28 per share for the 750,000 shares issued in 2008, $0.70 per share for the 750,000 shares issued in November 2008, and $0.88 per share for the 411,125 shares issued in December 2009. Total compensation expense for these options, deferred stock units and restricted stock units is $7,515 including the following amounts to be charged to compensation expense each year ended June 30 over each four-year vesting period: $801 in 2011, $612 in 2012, $473 in 2013, and $182 in 2014.  The weighted average remaining contract term for the options was 8.1 and 8.7 years at September 30, 2010 and 2009, respectively.

A summary of stock option activity is as follows:

	Options	Weighted Average Exercise Prices	Weighted Average Fair Value at Grant Date
Balance at July 1, 2010	1,340,175	$4.28	1.52
Granted	—	—	—
Exercised	—	—	—
Forfeited	(13,625)	4.02	1.41

Balance at September 30, 2010	1,326,550	$4.29	$1.52

Intrinsic value for stock options is defined as the difference between the current market value and the exercise price. At September 30, 2010, and June 30, 2010, the aggregate intrinsic value for the outstanding stock options was $303 and $66, respectively.

(d) Earnings (loss) per share

Earnings (loss) per share reflects application of the two class method. All classes of common stock participate pro rata in dividends. Therefore, the two class method of calculating earnings (loss) per share has been applied. Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted earnings (loss) per share, the basic weighted average number of shares is increased by the dilutive effect of stock options determined using the treasury stock method. The components of basic and diluted earnings (loss) per share are as follows (in thousands, except per share amounts):

	Three Months Ended September 30,
	2010	2009
Net loss available to common shareholders	$(515)	$(747)

Basic weighted average shares outstanding	24,691	24,691
Dilutive effect of stock options and restricted stock	—	—

Diluted weighted average shares outstanding	24,691	24,691

Basic loss per share	$(0.02)	$(0.03)

Diluted loss per share	$(0.02)	$(0.03)

For the three months ended September 30, 2010, 250,920 restricted stock units were anti-dilutive and excluded from diluted loss per share as a result of the Company’s net loss for the period.  All common stock equivalents were excluded from diluted earnings per share in the three month period ended September 30, 2009 as the results were anti-dilutive.

(e) Effect of recently issued accounting pronouncements

The Company’s management has evaluated recent accounting pronouncements, and their adoption has not had or is not expected to have a material impact upon the Company’s consolidated financial statements.

(3) Acquisitions

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

The Company’s acquisitions serve to further the Company’s strategy to access additional product lines, sales representatives, customer opportunities, manufacturer relationships and sales territories.  The results of operations of Kane were included in the Company’s consolidated results of operations beginning with the date of acquisition.

(4) Accounts receivable, net

	September 30, 2010	June 30, 2010
Trade accounts receivable	$86,835	$71,725
Vendor rebate receivables	6,271	6,305
Other receivables	284	507

	93,390	78,537
Less allowance for doubtful accounts	(723)	(583)

Accounts receivable, net	$92,667	$77,954

(5) Property, plant, and equipment, net

	September 30, 2010	June 30, 2010
Land	$3,461	$3,461
Buildings and improvements	4,439	4,434
Leasehold improvements	3,306	3,892
Construction in progress	99	135
Equipment:
Warehouse	2,547	2,479
Automotive	6,938	6,800
Office/software	6,240	6,142

	27,030	27,343
Less accumulated depreciation	(12,356)	(12,686)

Property, plant, and equipment, net	$14,674	$14,657

Depreciation expense was $817 and $858 for the three months ended September 30, 2010 and 2009, respectively.

(6) Goodwill and other intangible assets

	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
September 30, 2010:
Goodwill	Indefinite	$62,245	$—	$62,245
Customer relationships	12 years	40,648	(16,813)	23,835
Noncompete agreements	2-5 years	6,245	(4,154)	2,091
Trademarks and trade names	Indefinite	33,275	—	33,275

		$142,413	$(20,967)	$121,446

June 30, 2010:
Goodwill	Indefinite	$62,245	$—	$62,245
Customer relationships	12 years	40,578	(15,962)	24,616
Noncompete agreements	2-5 years	6,245	(3,885)	2,360
Trademarks and trade names	Indefinite	33,170	—	33,170

		$142,238	$(19,847)	$122,391

In September 2010, the Company purchased $105 of trade names and $70 of customer relationships from a former competitor.  Amortization expense related to intangible assets totaled $1,120 and $1,120 for the three months ended September 30, 2010 and 2009, respectively. Based on the current estimated useful lives assigned to intangibles assets, amortization expense for fiscal 2011, 2012, 2013, 2014, and 2015 is projected to total $4,486, $4,235, $3,872, $3,412, and $3,412, respectively.

(7) Long-term debt

	September 30, 2010	June 30, 2010
Credit agreement—Revolving credit facility	$104,280	$88,512
Credit agreement—Term Note	40,708	40,820
Other	4	7

	144,992	129,339
Less current portion	(434)	(129,339)

	$144,558	$—

Effective November 10, 2010, the Company amended and extended the maturity of its revolving credit facility (Revolver) and replaced its first lien term loan (Term Note).  As a result of this refinancing, the Company’s September 30, 2010 balance sheet reflects the classification of current and long-term debt pursuant to the new agreements (Note 14).

As of September 30, 2010, the Company had a $44,550 Term Note, which matured on May 31, 2011 and bore interest at an annual rate equal to LIBOR plus 2.0%, paid quarterly. Borrowings were collateralized by a first priority interest in and lien on all of the Company’s assets.

As of September 30, 2010, the Company’s Revolver was a $130,000 facility, which matured on the earlier of June 30, 2012, or 60 days prior to the final extended maturity date of the Term Note. The outstanding borrowings under the amended facility bore interest at rates based upon the Company’s Leverage Ratio as defined in the amended Revolver with LIBOR-based rates ranging from LIBOR and CDOR Rate plus 3.00% to LIBOR and CDOR Rate plus 3.75%, and with Prime-based rates ranging from U.S. Prime and Canadian Prime Rate plus 0.50% to U.S. Prime and Canadian Prime Rate plus 1.25%. Borrowings remained collateralized by a first priority interest in and lien on all of the Company’s assets. At September 30, 2010, the Company’s availability under the Revolver totaled $27,549.

As of September 30, 2010, the interest rates for the Revolver ranged from 4.02% to 4.50%, and the interest rate for the Term Note was 2.31%. Additionally, the Company was required to pay a commitment fee on the daily unused amount of the Revolver at a per annum rate of 0.50%.  Debt issue costs related to the Term Note and the Revolver have been capitalized and are being amortized over the remaining term of the underlying debt utilizing the straight-line method, which approximates the effective interest method.  The credit agreements contained certain covenants that, among other things, restricted our ability to incur additional indebtedness, make certain payments, sell assets, enter into certain transactions with affiliates and create liens. Moreover, certain of these agreements required us to maintain specified financial ratios. The most restrictive covenant related to the creation or assumption of additional indebtedness. The Company was in compliance with all financial covenants at September 30, 2010.

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

The net receipts or payments from the interest rate swap agreements were recorded in interest expense. During the three months ended September 30, 2009, changes in the fair value of interest rate swap agreements totaled $572 ($343 net of tax), and the Company reclassified $1,047 from accumulated other comprehensive income (loss) to interest expense.

(8) Financial instruments

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

The following table presents the Company’s financial assets and liabilities measured as of September 30, 2010:

		Fair Value
	September 30, 2010	Level 1	Level 2	Level 3
Financial assets at cost:
Current portion of notes receivable	$194
Notes receivable, net of current portion	32
Total	$226

Financial assets at fair value:
Cash and cash equivalents	$2,215	2,215	—	—
Total	$2,215	$2,215	$—	$—

Financial liabilities carried at historical proceeds:
Current portion of long-term debt	$434
Long-term debt, net of current portion	144,558
Total	$144,992

(9) Preferred stock

As of September 30, 2010, the Company had one class of undesignated preferred stock authorized with no shares issued or outstanding. The Board of Directors of the Company may designate and issue preferred stock in one or more series. The Board of Directors can fix the rights, preferences and privileges of the shares of each series and any of its qualifications, limitations or restrictions.

(10) Related-party transactions

The Company has property lease agreements with certain employees. The Company incurred related rent expense of $9 and $93 for the three months ended September 30, 2010 and 2009, respectively. There are no future obligations outstanding at September 30, 2010, with respect to such leases.

(11) Income taxes

The Company’s effective tax rate was a benefit of 34.7% and 37.6% for the three months ended September 30, 2010 and 2009, respectively. The decrease in the effective tax rate in the three months ended September 30, 2010, as compared to the same period in the prior year was attributable primarily to an increased proportion of pre-tax income from Canada that is taxed at a lower rate than domestic pre-tax income (loss).

At September 30, 2010, there were no material unrecognized tax benefits. In addition, there were no accruals for the payment of interest and penalties related to income tax liabilities at September 30, 2010. The Company recognizes potential interest and penalties related to unrecognized tax benefits in income tax expense. As of September 30, 2010, the Company has open tax years for Federal purposes back to June 2007.  For state purposes, the open tax years typically go back to June 2007, although some states remain open back to June 2006.

(12) Commitments and contingencies

The Company is involved in various matters of litigation arising in the normal course of business.  Although the ultimate liability from existing or potential claims cannot be ascertained, management does not anticipate that any related outcomes would have a materially adverse effect on the Company’s financial position, operating results or cash flows.

(13) Geographic locations

 The Company operates in a single business segment that includes the distribution of products and delivery of consultative services within the animal health industry.  The following table presents the Company’s net sales and long-lived assets in different geographic locations:

	Three Months Ended September 30,
	2010	2009
Net sales:
United States	$159,941	$147,815
Canada	16,398	13,347
Other foreign countries	136	167
Total	$176,475	$161,329
Long-lived assets:
United States	$127,222	$133,168
Canada	11,639	10,372
Other foreign countries	—	—
Total	$138,861	$143,540

Net sales are attributable to geographic areas based upon location of customer.  Neither the Company nor any individual country depends upon any single customer for more than 10% of its sales.  Long-lived assets are based upon physical location.

(14) Subsequent event

Effective November 10, 2010, the Company amended and extended the maturity of its Revolver and replaced its Term Note.

The amended Revolver is a $130,000 facility with an optional accordion feature up to $175,000.  It matures on August 10, 2015.  The outstanding borrowings under the amended Revolver bear interest at rates based upon the Company’s Leverage Ratio as defined in the amended Revolver with LIBOR-based rates ranging from LIBOR and CDOR Rate plus 2.25% to LIBOR and CDOR Rate plus 3.00%, and with Prime-based rates ranging from U.S. Prime and Canadian Prime Rate plus 0.00% to U.S. Prime and Canadian Prime Rate plus 0.50%. Borrowings are collateralized by a first priority interest in and lien on the Company’s accounts receivable and inventory.

The new first lien term loan (New Term Note) has a face amount of $43,000 and matures on November 10, 2015.  It bears interest at an annual rate equal to 14.25% payable as follows: (i) 12.25% per annum in cash in arrears, and (ii) 2.00% added automatically to the unpaid principal amount.  It is issued with an original issue discount of 2.00% of the face amount of the note.  Borrowings are collateralized by a first priority interest in and lien on all real estate, fixed assets, and intellectual property of the Company.

The new credit agreements contain certain covenants that, among other things, restricted our ability to incur additional indebtedness, make certain payments, sell assets, enter into certain transactions with affiliates and create liens. Moreover, certain of these agreements require us to maintain specified financial ratios. The most restrictive covenant relates to the creation or assumption of additional indebtedness.

As a result of this refinancing, the Company will write-off remaining unamortized debt issue costs related to the Term Note totaling $35 during the second quarter.  The Company’s September 30, 2010 balance sheet reflects the classification of current and long-term debt pursuant to the new agreements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands, except share and per share data)

Forward Looking Statements

This Quarterly Report on Form 10-Q (Form 10-Q) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In particular, statements contained in the Form 10-Q, including but not limited to, statements regarding the Company’s future results of operations and financial position, business strategy and plan prospects, projected revenue or costs and objectives of management for future operations, are forward-looking statements. These statements relate to the Company’s future plans, objectives, expectations and intentions and may be identified by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipate,” “intends,” “target,” “projects,” “contemplates,” “believe,” “estimates,” “predicts,” “potential,” and “continue,” or the negative of these terms or other similar words. These statements are only predictions. We have based these forward looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, results of operations and financial condition. The outcome of the events described in these forward looking statements is subject to risks, uncertainties and other factors described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended June 30, 2010. Accordingly, you should not rely upon forward looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward looking statements will be achieved or occur, and actual results could differ materially from those projected in the forward looking statements. The forward looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

Overview

The Company, through its operating subsidiaries, sells more than 40,000 products sourced from over 1,500 manufacturers to over 71,000 customers, as well as provides consultative services to customers in the highly fragmented animal health products industry. Products the Company distributes include pharmaceuticals, vaccines, parasiticides, diagnostics, capital equipment, sanitizers, devices, supplies, pet foods and dairy lagoon treatment systems. The Company’s principal customers are veterinarians, production animal operators and animal health product retailers. The Company’s strategy is to become the leading worldwide provider of animal health products and services in the production animal and companion animal health products markets through (i) organic growth, (ii) expansion of its sales of proprietary products, (iii) improved operational efficiencies, and (iv) select acquisitions.

Key factors and trends that have affected and the Company believes will continue to affect its operating results include:

•	Fluctuations in commodity prices;

•	Overall growth in the dairy industry;

•	Consolidation by the Company's customers in the dairy industry;

•	Increased focus on companion animal customers; and

•	Changes in customer preferences.

The Company generates revenue from customers in three ways. Approximately 98% of the Company’s revenue is generated through “buy/sell” transactions. The remainder comes from consignment and agency transactions. In the “buy/sell” transactions, the Company takes title to the inventory from its manufacturers. The Company sells products to customers and invoices them. “Buy/sell” transactions are advantageous to the Company over other sales methods because the Company takes title to the inventory and is able to promote these products on behalf of manufacturers and effectively manage the pricing and distribution of these products. For consignment sales, the Company does not take title to the product, but it does stock and ship product to and invoice the customer. For agency sales, the Company transmits orders from its customers to its manufacturers. The manufacturer ships the product directly to the Company’s customers and compensates the Company with a commission payment for handling the order from the customer and providing customer service. Manufacturers may occasionally switch between the “buy/sell” and agency methods for particular products. Currently and for the past three fiscal years, only one product with material sales has been treated as a consignment sale.

For more information on the Company’s business, see the Company’s Annual Report on Form 10-K.

Results of Operations

The following table summarizes the historical results of operations for the three months ended September 30, 2010 and 2009, in dollars and as a percentage of net sales. The Company’s gross profit may not be comparable to other entities, since some entities include all of the costs related to their distribution network in cost of goods sold and others, like us, report non-direct costs instead in selling, general, and administrative expenses, and salaries, wages, commissions, and related benefits.

Summary consolidated results of operations table

	Three Months Ended September 30,
(in thousands, except number of field sales representatives)	2010	2009
Net sales	$176,475	$161,329
Direct cost of products sold	149,085	135,383

Gross profit	27,390	25,946

Selling, general, and administrative expenses (includes salary, wages, commission, and related benefits)	24,802	22,788
Depreciation and amortization	1,937	1,978

Operating income	651	1,180
Other income (expense):
Interest expense	(1,581)	(2,511)
Other income	141	134

Loss before income taxes	(789)	(1,197)
Income tax benefit	274	450

Net loss	$(515)	$(747)

Net sales	100.0%	100.0%
Direct cost of products sold	84.5%	83.9%

Gross profit	15.5%	16.1%

Selling, general, and administrative expenses (includes salary, wages, commission, and related benefits)	14.1%	14.2%
Depreciation and amortization	1.1%	1.2%

Operating income	0.3%	0.7%
Other income (expense)
Interest expense	(0.9)%	(1.6)%
Other income	0.1%	0.1%

Loss before income taxes	(0.5)%	(0.8)%
Income tax benefit	0.2%	0.3%

Net loss	(0.3)%	(0.5)%

Other data:
Field sales representatives	231	220

Three months ended September 30, 2010 compared to three months ended September 30, 2009

Net sales. Net sales increased $15,146, or 9.4%, to $176,475 for the three months ended September 30, 2010, from $161,329 for the three months ended September 30, 2009. The increase in net sales was primarily attributable to increased sales to existing customers, expansion into new territories, and the addition of new customers. The number of field sales representatives increased to 231 as of September 30, 2010 from 220 as of September 30, 2009, primarily as a result of the addition of experienced sales representatives from a former competitor.

Gross profit. Gross profit increased $1,444, or 5.6%, to $27,390 for the three months ended September 30, 2010, from $25,946 for the three months ended September 30, 2009. Gross profit as a percentage of sales was 15.5% for the three months ended September 30, 2010, compared to 16.1% for the three months ended September 30, 2009. The increase in gross profit included $2,351 due to higher sales volume partially offset by $849 of  declines in manufacturer rebates.

Selling, general, and administrative expenses. Selling, general, and administrative expenses increased $2,014, or 8.8%, to $24,802 for the three months ended September 30, 2010, from $22,788 for the three months ended September 30, 2009. The increase was primarily the result of higher sales volume but included a $365 increase in the bad debt provision and $208 in expenses associated with the purchase of certain assets from a competitor. Selling, general and administrative expenses as a percent of sales decreased slightly from 14.2% for the three months ended September 30, 2009, to 14.1% for the three months ended September 30, 2010.

Depreciation and amortization. Depreciation and amortization decreased slightly from $1,978 for the three months ended September 30, 2009, to $1,937 for the three months ended September 30, 2010. The decrease resulted primarily from lower capital expenditures over the past year.

Other expenses. Other expenses decreased $937, or 39.4%, to $1,440 for the three months ended September 30, 2010, from $2,377 for the three months ended September 30, 2009. The decrease in other expenses was primarily due to a decrease in interest expense of $930 to $1,581 in the three months ended September 30, 2010, as compared to $2,511 in the three months ended September 30, 2009. This decrease was due to lower interest rates than in the prior year as a result of the unwinding of the interest rate swap agreements as of September 30, 2009.

Income tax benefit. Income tax benefit decreased $176 to $274 for the three months ended September 30, 2010, from $450 for the three months ended September 30, 2009. The effective tax rate was 34.7% and 37.6 % for the three months ended September 30, 2010 and 2009, respectively. The decrease in the effective tax rate in the three months ended September 30, 2010, as compared to the same period in the prior year was attributable primarily to an increased proportion of pre-tax income from Canada that is taxed at a lower rate than domestic pre-tax income (loss).

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

Operating activities.  For the three months ended September 30, 2010, net cash used for operating activities was $10,648, and was attributable to $515 in net losses, an increase in working capital of $12,595, and a change in deferred income taxes of $412, all partially offset by $2,874 of non-cash costs. The change in working capital included an increase in accounts receivable of $15,761, an increase in inventories of $16,306, an increase in prepaid expenses of $555, and a decrease in accrued liabilities and other of $542, all partially offset by an increase in accounts payable of $20,653.  The increase in accounts receivable resulted from strong sales at the close of the quarter that subsequently converted to cash early in the second quarter of fiscal 2011.  The increase in inventories was due to a rise in inventory purchases near the close of the quarter in anticipation of higher sales in the fall months.  The increase in inventories drove the increase in accounts payable.  While accounts receivable and inventory levels as a percentage of sales were higher at September 30, 2010 than historical norms, the Company expects to manage these balances back to historical norms.  The increase in prepaid expenses was due to payments for general insurance premiums and software licenses.  The decrease in accrued liabilities and other resulted primarily from the payment of accruals for bonuses.   The non-cash costs included $1,908 of depreciation and amortization, $524 of bad debt expense, $246 of debt issue cost amortization, and $214 of stock-based compensation.

For the three months ended September 30, 2009, net cash used for operating activities was $8,465, and was attributable to $747 in net losses, an increase in working capital of $9,842, and a change in deferred income taxes of $395, all partially offset by $2,519 of non-cash costs. The change in working capital included an increase in accounts receivable of $14,535, an increase in inventories of $11,758, and a decrease in accrued liabilities and other of $1,538, all partially offset by an increase in accounts payable of $17,856. The increase in accounts receivable resulted from stronger sales at the close of the quarter that subsequently converted to cash early in the second quarter. The increase in inventories was due to increased purchases in anticipation of higher fall sales volume, which drove the corresponding increase in accounts payable. The decrease in accrued liabilities and other resulted primarily from the payment of accruals for customer rebates, bonuses, and miscellaneous expenses. The non-cash costs included $1,978 of depreciation and amortization, $273 of debt issue cost amortization, $159 of bad debt expense, and $105 in stock-based compensation.

Investing activities.   For the three months ended September 30, 2010, net cash used for investing activities was $915, and was attributable to $793 of purchases of property, plant and equipment and $175 of purchases of customer relationships and trade names from a former competitor, partially offset by $52 of net changes in notes receivable.

For the three months ended September 30, 2009, net cash used for investing activities was $806, and was attributable to $869 of purchases of property, plant, and equipment.

Financing activities.  For the three months ended September 30, 2010, net cash provided by financing activities was $11,553, and was attributable to net borrowings from revolving credit facilities totaling $15,768, partially offset by an unfavorable change in overdraft balances of $4,057 and principal payments on other debt totaling $115.

For the three months ended September 30, 2009, net cash provided by financing activities was $8,059, and was attributable to net borrowings on the revolving credit facility totaling $13,583, partially offset by an unfavorable change in overdraft balances of $2,773 and principal payments on other debt totaling $2,692.

Capital resources.  Effective November 10, 2010, the Company amended and extended the maturity of its Revolver and replaced its Term Note.  As a result of this refinancing, the Company’s September 30, 2010 balance sheet reflects the classification of current and long-term debt pursuant to the new agreements.

As of September 30, 2010, the Company had a $44,550 Term Note, which matured on May 31, 2011 and bore interest at an annual rate equal to LIBOR plus 2.0%, paid quarterly.  Borrowings were collateralized by a first priority interest in and lien on all of the Company’s assets.

As of September 30, 2010, the Company’s Revolver was a $130,000 facility, which matured on the earlier of June 30, 2012, or 60 days prior to the final extended maturity date of the Term Note. The outstanding borrowings under the amended facility bore interest at rates based upon the Company’s Leverage Ratio as defined in the amended Revolver with LIBOR-based rates ranging from LIBOR and CDOR Rate plus 3.00% to LIBOR and CDOR Rate plus 3.75%, and with Prime-based rates ranging from U.S. Prime and Canadian Prime Rate plus 0.50% to U.S. Prime and Canadian Prime Rate plus 1.25%. Borrowings remained collateralized by a first priority interest in and lien on all of the Company’s assets. At September 30, 2010, the Company’s availability under the Revolver totaled $27,549.

 As of September 30, 2010, the interest rates for the Revolver ranged from 4.02% to 4.50%, and the interest rate for the Term Note was 2.31%. Additionally, the Company was required to pay a commitment fee on the daily unused amount of the Revolver at a per annum rate of 0.50%.  Debt issue costs related to the Term Note and the Revolver have been capitalized and are being amortized over the remaining term of the underlying debt utilizing the straight-line method, which approximates the effective interest method.  The credit agreements contained certain covenants that, among other things, restricted our ability to incur additional indebtedness, make certain payments, sell assets, enter into certain transactions with affiliates and create liens. Moreover, certain of these agreements required us to maintain specified financial ratios. The most restrictive covenant related to the creation or assumption of additional indebtedness. The Company was in compliance with all financial covenants at September 30, 2010.

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

The net receipts or payments from the interest rate swap agreements were recorded in interest expense. During the three months ended September 30, 2009, changes in the fair value of interest rate swap agreements totaled $572 ($343 net of tax), and the Company reclassified $1,047 from accumulated other comprehensive income (loss) to interest expense.

Contractual Obligations

As of September 30, 2010, there were no material changes in the Company’s contractual obligations as disclosed in the Company’s Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of September 30, 2010, the Company did not have any off-balance sheet arrangements other than the operating lease commitments in the contractual obligations table as disclosed in the Company’s Annual Report on Form 10-K.

Recent Accounting Pronouncements

The Company’s management has evaluated recent accounting pronouncements, and their adoption has not had or is not expected to have a material impact upon the Company’s consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Exposure to Interest Rates

The Company is exposed to certain market risks arising from transactions that are entered into in the normal course of business. As part of the Company’s financial risk management program, it has used certain derivative financial instruments to manage these risks. The Company does not engage in financial transactions for speculative purposes and therefore holds no derivative instruments for trading purposes. The Company’s exposure to market risk for changes in interest rates relates to variable interest rates on borrowings under the Company’s credit agreements. At September 30, 2010, $145.0 million of the Company’s debt remained subject to market risk for changes in interest rates. If the weighted average interest rate on the Company’s remaining variable rate indebtedness rose 36 basis points (a 10.0% change from the calculated weighted average interest rate as of September 30, 2010), assuming no change in the Company’s outstanding balance under its revolving credit facility and Term Note, the Company’s annualized income before taxes and cash flows from operating activities would decline by approximately $0.5 million. If the weighted average interest rate on the Company’s remaining variable rate indebtedness decreased 36 basis points (a 10.0% change from the calculated weighted average interest rate as of September 30, 2010), assuming no change in the Company’s outstanding balance under its revolving credit facility and Term Note, the Company’s annualized income before taxes and cash flows from operating activities would increase by approximately $0.5 million.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of that date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Remediation and Changes in Internal Controls.

As discussed in our Annual Report on Form 10-K for the year ended June 30, 2010, management’s assessment identified  a material weakness over accounts payable reconciliations through an error in the Company’s accounts payable balance that related to its legacy accounting system balances from fiscal 1997 and prior periods.

During the quarter ending September 30, 2010, remedial action was taken by the Company that strengthened existing controls over accounts payable reconciliations by (i) requiring an additional level of approval of the reconciliations and (ii) requiring that all reconciling items be addressed and cleared within 90 days.  With the implementation of these corrective actions, the Company remediated the previously identified material weakness in its internal control over financial reporting.

Other than as described above, no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are a party to legal proceedings and claims arising in the ordinary course of business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.

Item 1A.	Risk Factors

Not Applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

Number	Description

10.1
Second Amendment to Second Amended and Restated Credit Agreement, dated November 10, 2010, by and among Walco International, Inc., Kane Veterinary Supplies Ltd., each of the credit parties party thereto, each of the financial institutions party thereto, JPMorgan Chase Bank, N.A., as administrative agent for the lenders, and JPMorgan Chase Bank, N.A., Toronto Branch as the Canadian administrative agent for the lenders

10.2
Term Loan Credit Agreement, dated November 10, 2010, by and among Walco International, Inc., each of the credit parties party thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders

10.3	Amendment No. 4 to Agreement between Walco International, Inc. and Kathy Hassenpflug dated as of November 11, 2010

10.4	Amendment No. 4 to Employment Agreement between Walco International, Inc. and William Lacey dated as of November 11, 2010

10.5	Amendment No. 3 to Employment Agreement between Walco International, Inc. and Damian Olthoff dated as of November 11, 2010

31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by James C. Robison, Chairman, President and Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by William F. Lacey, Senior Vice President and Chief Financial Officer

32.1*	Section 1350 Certifications, executed by James C. Robison, Chairman, President and Chief Executive Officer, and William F. Lacey, Senior Vice President and Chief Financial Officer

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

Animal Health International, Inc. (Registrant)

Date: November 15, 2010	/s/ William F. Lacey
William F. Lacey
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)