Form 10-Q
period 2010-12-31
Animal Health International, Inc.
filed 2011-02-09
CIK 1372813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-33273

  ANIMAL H EALTH INTERNATIONAL, INC.
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

As of January 28, 2011, 24,329,670 shares of the registrant’s common stock were outstanding.

  ANIMAL HEALTH INTERNATIONAL, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2010

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements
Consolidated Financial Statements

  ANIMAL HEALTH INTERNATIONAL, INC.
Consolidated Balance Sheets
(In thousands, excluding share information)
  (Unaudited)
	December 31, 2010	June 30, 2010
Assets
Current assets :
Cash and cash equivalents	$1,736	$2,243
Accounts receivable, net	92,924	77,954
Current portion of notes receivable	185	189
Income tax receivable	—	656
Merchandise inventories, net	109,908	99,545
Deferred income taxes	1,582	1,852
Prepaid expenses	2,642	2,400
Total current assets	208,977	184,839

Noncurrent assets :
Notes receivable, net of current portion	—	77
Property, plant, and equipment, net	14,411	14,657
Goodwill	64,294	62,245
Customer relationships	22,982	24,616
Noncompete agreements	1,822	2,360
Trademarks and trade names	33,275	33,170
Debt issue costs and other assets, net of accumulated amortization of $3,270 and $3,030, respectively	4,570	2,967
Total assets	$350,331	$324,931

Liabilities and Stockholders’ Equity
Current liabilities :
Accounts payable	$99,437	$94,705
Accrued liabilities	13,809	9,891
Current portion of long-term debt	433	129,339
Total current liabilities	113,679	233,935

Noncurrent liabilities :
Long-term debt, net of current portion	144,600	—
Deferred lease incentives	980	1,092
Deferred income taxes	22,544	23,440
Total liabilities	281,803	258,467

Commitments and contingencies (note 12)

Stockholders’ equity :
Preferred stock, par value $0.01 per share. Authorized 10,000,000 shares, issued and outstanding 0 shares	—	—
Common stock, par value $0.01 per share. Authorized 90,000,000 shares, issued and outstanding 24,329,670 shares	243	243
Additional paid-in capital	134,021	133,585
Accumulated deficit	(66,059)	(67,402)
Accumulated other comprehensive income	323	38
Total stockholders’ equity	68,528	66,464

Total liabilities and stockholders’ equity	$350,331	$324,931

See accompanying Notes to Unaudited Consolidated Financial Statements.

  ANIMAL HEALTH INTERNATIONAL, INC.
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Net sales	$198,220	$170,487	$374,695	$331,816
Costs and expenses:
Direct cost of products sold (excludes depreciation and amortization)	165,745	141,071	314,830	276,454
Salaries, wages, commissions, and related benefits	13,886	12,722	27,314	25,561
Selling, general, and administrative	10,907	10,818	22,281	20,767
Depreciation and amortization	2,006	2,022	3,943	4,000
Operating income	5,676	3,854	6,327	5,034

Other income (expense):
Other income	167	166	308	300
Interest expense	(2,176)	(2,068)	(3,757)	(4,579)
Income before income taxes	3,667	1,952	2,878	755
Income tax expense	(1,809)	(734)	(1,535)	(284)
Net income	$1,858	$1,218	$1,343	$471

Earnings per common share:
Basic	$0.07	$0.05	$0.05	$0.02
Diluted	$0.07	$0.05	$0.05	$0.02
Weighted average shares outstanding:
Basic	24,794	24,691	24,794	24,691
Diluted	25,396	24,691	25,284	24,691

See accompanying Notes to Unaudited Consolidated Financial Statements.

ANIMAL HEALTH INTERNATIONAL, INC.
 Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three months ended December 31,		Six months ended December 31,
	2010	2009	2010	2009
Net income	$1,858	$1,218	$1,343	$471

Other comprehensive income:
Unrealized gain on derivative instruments, net of tax	—	993	—	1,336
Foreign currency translation adjustment	172	325	285	1,016

Total comprehensive income	$2,030	$2,536	$1,628	$2,823

See accompanying Notes to Unaudited Consolidated Financial Statements.

 ANIMAL HEALTH INTERNATIONAL, INC.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)
	Six Months Ended
	December 31,
	2010	2009
Cash flows from operating activities :
Net income	$1,343	$471
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,876	4,000
Amortization of debt issue costs	429	520
Amortization of loss on settlement of interest rate swap agreements	—	620
Amortization of original issue discount	18	—
Bad debt expense	876	203
Stock compensation expense	436	245
Gain on sale of equipment	(42)	(15)
Deferred income taxes	(626)	221
Changes in operating assets and liabilities (working capital):
Accounts receivable	(16,644)	(8,792)
Merchandise inventories	(11,268)	(12,139)
Income taxes receivable/payable	655	(152)
Prepaid expenses	(255)	604
Accounts payable	5,364	7,470
Accrued liabilities and other	1,915	(633)

Net cash used in operating activities	(13,923)	(7,377)

Cash flows from investing activities:
Purchase of property, plant, and equipment	(1,319)	(1,229)
Purchase of other assets	(119)	(221)
Purchase of customer relationships and trade names	(175)	—
Proceeds from sale of equipment	65	103
Net changes in notes receivable	93	76

Net cash used in investing activities	(1,455)	(1,271)

Cash flows from financing activities:
Repayment of long-term debt	(40,931)	(2,874)
Settlement of terminated interest rate swap agreements	—	(3,348)
Net borrowings under revolving credit facilities	14,345	17,308
Net borrowings of long-term debt	40,704	—
Debt issue costs	(572)	(63)
Change in overdraft balances	1,273	(2,915)

Net cash provided by financing activities	14,819	8,108

Effect of exchange rate changes on cash and cash equivalents	52	(124)

Net decrease in cash and cash equivalents	(507)	(664)

Cash and cash equivalents, beginning of period	2,243	2,749

Cash and cash equivalents, end of period	$1,736	$2,085

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

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly, in all material respects, the results of the Company for the periods presented. These consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s audited financial statements for the year ended June 30, 2010 in the Company’s Annual Report on Form 10-K. The results of operations for the three and six months ended December 31, 2010 are not necessarily indicative of results to be expected for the entire fiscal year.

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

Options granted under the 2007 Stock Option and Incentive Plan vest over a four-year period and carry a ten-year term.  The options issued are incentive stock options, which are not performance-based and vest with continued employment. Unexercised options may be forfeited in the event of termination of employment. Options to purchase 644,371 shares have vested and have a weighted average exercise price of $5.40 and a weighted average remaining contract term of 7.5 years, but no options were exercised as of December 31, 2010. Compensation expense related to these options totaled $123 and $105 for the three months ended December 31, 2010 and 2009, respectively, and $246 and $215 for the six months ended December 31, 2010 and 2009, respectively. The Company issued 250,000 and 838,875 restricted stock units to certain employees in December 2010 and 2009, respectively.  These units vest over a four-year period, have an indefinite life, and convert to shares of common stock upon certain triggering events. The units issued in 2010 carried a fair value of $1.97 upon their issuance while the units issued in 2009 carried a fair value of $2.15 upon their issuance, and the expense related to these units totaled $99 and $30 for the three months ended December 31, 2010 and 2009, respectively, and $190 and $30 for the six months ended December 31, 2010 and 2009, respectively.

As of December 31, 2010, the Company has granted 470,883 deferred stock units to non-employee members of the Board of Directors.  Because the holders of the deferred stock units have a contractual participation right to share in current earnings, the deferred stock units are included in basic weighted average shares outstanding.  After accounting for the 1,088,875 restricted stock units granted to employees, the 464,117 deferred stock units granted to non-employee members of the Board of Directors that have not been forfeited, and the 1,321,487 stock options issued to employees that have not been forfeited or surrendered, there were 725,521 shares of common stock reserved for future issuance at December 31, 2010.

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

The following weighted average assumptions were used for the option grants: risk-free interest rate of 4.75% on the initial 749,300 shares, 4.45% on the subsequent 9,500 shares, 3.25% on the 750,000 shares issued in November 2007, 0.32% on the 750,000 shares issued in November 2008, and 0.05% on the 411,125 shares issued in December 2009, dividend yield of 0% for all shares, annual volatility factor of the expected market price of the Company’s common stock of 31.0% for the initial 749,300 shares and subsequent 9,500 shares, 30.9% for the 750,000 shares issued in November 2007, 29.4% for the 750,000 shares issues in November 2008,  and 34.0% for the 411,125 shares issued in December 2009, an estimated forfeiture rate of 8.4%, and an expected life of the options of 6.25 years. The risk-free interest rate was determined based on a yield curve of U.S. Treasury rates ranging from five to seven years. Expected volatility was established based on historical volatility of the stock prices of the Company and of other companies in industries similar to the Company. Based on these assumptions, the 2007 options were valued at $4.49 per share for the initial 749,300 shares and $5.43 per share for the subsequent 9,500 shares, $4.28 per share for the 750,000 shares issued in November 2007, $0.70 per share for the 750,000 shares issued in November 2008, and $0.88 per share for the 411,125 shares issued in December 2009. Compensation expense for these options and restricted stock units for each year ended June 30 over each four-year vesting period totals $859 in 2011, $711 in 2012, $573 in 2013, and $282 in 2014.  The weighted average remaining contract term for the options was 7.9 and 8.9 years at December 31, 2010 and 2009, respectively.

A summary of stock option activity is as follows:

	Options	Weighted Average Exercise Prices	Weighted Average Fair Value at Grant Date
Balance at July 1, 2010	1,340,175	$4.28	1.52
Granted	—	—	—
Exercised	—	—	—
Forfeited	(18,688)	5.06	1.84

Balance at December 31, 2010	1,321,487	$4.27	$1.52

Intrinsic value for stock options is defined as the difference between the current market value and the exercise price. The aggregate intrinsic value for these stock options was $449 at December 31, 2010, and $66 at June 30, 2010.

(d) Earnings per share

Earnings per share reflects application of the two class method. All classes of common stock participate pro rata in dividends. Therefore, the two class method of calculating earnings per share has been applied. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the calculation of diluted earnings per share, the basic weighted average number of shares is increased by the dilutive effect of stock options and restricted stock units determined using the treasury stock method. The components of basic and diluted earnings per share are as follows (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Net income	$1,858	$1,218	$1,343	$471

Basic weighted average shares outstanding	24,794	24,691	24,794	24,691
Dilutive effect of stock options and restricted stock	602	—	490	—

Diluted weighted average shares outstanding	25,396	24,691	25,284	24,691

Basic earnings per share	$0.07	$0.05	$0.05	$0.02

Diluted earnings per share	$0.07	$0.05	$0.05	$0.02

For the three and six months ended December 31, 2009, all common stock equivalents were excluded from diluted earnings per share as the results were anti-dilutive.

(e) Effect of recently issued accounting pronouncements

The Company’s management has evaluated recent accounting pronouncements, and their adoption has not had or is not expected to have a material impact upon the Company’s consolidated financial statements.

(3) Acquisitions

In October 2007, the Company acquired all of the outstanding stock of Kane for $22,184 in cash (plus $1,017 in direct acquisition costs).  Kane is based in Edmonton, Canada, and is a leading distributor of animal health products in both the production and companion animal markets. During the quarters ended December 31, 2009, and 2008, certain performance targets were met, and the Company paid $1,911 and $2,825, respectively, to certain selling stockholders. During the quarter ended December 31, 2010, certain performance targets were met, and in January of 2011, the Company paid $2,011 to certain selling stockholders. These purchase price adjustments were accounted for as goodwill in the quarter earned.

The Company’s acquisitions serve to further the Company’s strategy to access additional product lines, sales representatives, customer opportunities, manufacturer relationships and sales territories.  The results of operations of Kane were included in the Company’s consolidated results of operations beginning with the date of acquisition.

(4) Accounts receivable, net

	December 31, 2010	June 30, 2010
Trade accounts receivable	$85,179	$71,725
Vendor rebate receivables	8,383	6,305
Other receivables	168	507

	93,730	78,537
Less allowance for doubtful accounts	(806)	(583)

Accounts receivable, net	$92,924	$77,954

(5) Property, plant, and equipment, net

	December 31, 2010	June 30, 2010
Land	$3,461	$3,461
Buildings and improvements	4,439	4,434
Leasehold improvements	3,308	3,892
Construction in progress	126	135
Equipment:
Warehouse	2,569	2,479
Automotive	7,256	6,800
Office/software	6,404	6,142

	27,563	27,343
Less accumulated depreciation	(13,152)	(12,686)

Property, plant, and equipment, net	$14,411	$14,657

Depreciation expense was $884 and $901 for the three months ended December 31, 2010 and 2009, respectively, and $1,701 and $1,759 for the six months ended December 31, 2010 and 2009, respectively.

(6) Goodwill and other intangible assets

	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
December 31, 2010 :
Goodwill	Indefinite	$64,294	$—	$64,294
Customer relationships	12 years	40,648	(17,666)	22,982
Noncompete agreements	2-5 years	6,245	(4,423)	1,822
Trademarks and trade names	Indefinite	33,275	—	33,275

		$144,462	$(22,089)	$122,373

June 30, 2010 :
Goodwill	Indefinite	$62,245	$—	$62,245
Customer relationships	12 years	40,578	(15,962)	24,616
Noncompete agreements	2-5 years	6,245	(3,885)	2,360
Trademarks and trade names	Indefinite	33,170	—	33,170

		$142,238	$(19,847)	$122,391

In September 2010, the Company purchased $105 of trade names and $70 of customer relationships from a former competitor.  Amortization expense related to intangible assets totaled $1,122 and $1,121 for the three months ended December 31, 2010 and 2009, respectively, and $2,242 and $2,241 for the six months ended December 31, 2010 and 2009, respectively. Based on the current estimated useful lives assigned to intangibles assets, amortization expense for fiscal 2011, 2012, 2013, 2014, and 2015 is projected to total $4,486, $4,235, $3,872, $3,412, and $3,412, respectively.

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

The Company’s stock price and market capitalization have improved in the past six months, and the Company has experienced improvements in growth rates in the past six months. As a result, the Company concluded no indicators had emerged to warrant impairment testing as of December 31, 2010. The Company will perform its annual impairment test at June 30, 2011.

(7) Long-term debt

	December 31, 2010	June 30, 2010
Credit agreement—Revolving credit facility	$102,858	$88,512
Credit agreement—Term Note	42,172	40,820
Other	3	7

	145,033	129,339
Less current portion	(433)	(129,339)

	$144,600	$—

Effective November 10, 2010, the Company amended and extended the maturity of its revolving credit facility (Revolver) and replaced its first lien term loan (Term Note).  The amended Revolver is a $130,000 facility, with an option held by us to increase the amount of the amended Revolver to $175,000.  It matures on August 10, 2015.  The outstanding borrowings under the amended Revolver bear interest at rates based upon the Company’s Leverage Ratio as defined in the amended Revolver with LIBOR-based rates ranging from LIBOR and CDOR Rate plus 2.25% to LIBOR and CDOR Rate plus 3.00%, and with Prime-based rates ranging from U.S. Prime and Canadian Prime Rate plus 0.00% to U.S. Prime and Canadian Prime Rate plus 0.50%. Borrowings are collateralized by a first priority interest in and lien on the Company’s accounts receivable and inventories. As of December 31, 2010, the interest rates for the Revolver ranged from 3.27% to 3.75%. Additionally, the Company is required to pay a commitment fee on the daily unused amount of the Revolver at a per annum rate of 0.50%. At December 31, 2010, the Company’s availability under the Revolver totaled $30,053, including $4,745 of cash actually received but not yet applied to the Revolver.

The new first lien term loan (New Term Note) has a face amount of $43,000 and matures on November 10, 2015.  It bears interest at an annual rate equal to 14.25% payable as follows: (i) 12.25% per annum in cash in arrears, and (ii) 2.00% added automatically to the unpaid principal amount.  It was issued with an original issue discount of 2.00% of the face amount of the note.  At December 31, 2010, the remaining balance of the original issue discount was $842, which is being amortized utilizing the effective interest method over the term of the debt. Borrowings are collateralized by a first priority interest in and lien on all real estate, fixed assets, and intellectual property of the Company.

The new credit agreements contain certain covenants that, among other things, restrict our ability to incur additional indebtedness, make certain payments, sell assets, enter into certain transactions with affiliates and create liens. Moreover, certain of these agreements require us to maintain specified financial ratios. The most restrictive covenant relates to the creation or assumption of additional indebtedness. The Company was in compliance with all financial covenants at December 31, 2010.

As a result of this refinancing, the Company wrote-off remaining unamortized debt issue costs related to the Term Note totaling $35 during the second fiscal quarter of 2011.  Debt issue costs of $2,087 resulting from this refinancing were capitalized and are being amortized over the remaining term of the Revolver utilizing the straight-line method, which approximates the effective interest method, and over the remaining term of the New Term Note utilizing the effective interest method.

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

The Company had a $43,000 notional value swap transaction with a financial institution effective April 18, 2007. The Company received a floating rate based on LIBOR and paid a fixed rate of 4.95%. The swap agreement had an original termination date of June 28, 2010. On September 30, 2009, the Company terminated the swap agreement, and the fair value of this swap was a net liability of $1,511 on that date.  The Company had a $52,000 notional value swap transaction with a financial institution effective April 18, 2007. The Company received a floating rate based on LIBOR and paid a fixed rate of 4.95%. The swap agreement had an original termination date of May 7, 2010. On September 30, 2009, the Company terminated the swap agreement, and the fair value of this swap was a net liability of $1,837 on that date.

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

The net receipts or payments from the interest rate swap agreements were recorded in interest expense. During the three and six months ended December 31, 2009, changes in the fair value of interest rate swap agreements totaled $1,655 ($993 net of tax) and $2,227 ($1,336 net of tax), respectively.  The Company reclassified $0 and $1,047 from accumulated other comprehensive income to interest expense during the three and six months ended December 31, 2009, respectively.

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

The following table presents the Company’s financial assets and liabilities measured as of December 31, 2010:

		Fair Value
	December 31, 2010	Level 1	Level 2	Level 3
Financial assets at cost :
Current portion of notes receivable	$185
Notes receivable, net of current portion	—
Total	$185

Financial assets at fair value :
Cash and cash equivalents	1,736	1,736	—	—
Total	$1,736	$1,736	$—	$—

Financial liabilities carried at historical proceeds :
Current portion of long-term debt	$433
Long-term debt, net of current portion	144,600
Total	$145,033

The following table presents the Company’s financial assets and liabilities measured as of June 30, 2010:

		Fair Value
	June 30, 2010	Level 1	Level 2	Level 3
Financial assets at cost :
Current portion of notes receivable	$189
Notes receivable, net of current portion	77
Total	$266

Financial assets at fair value :
Cash and cash equivalents	$2,243	$2,243	$—	$—
Total	$2,243	$2,243	$—	$—

Financial liabilities carried at historical proceeds :
Current portion of long-term debt	$129,339
Long-term debt, net of current portion	—
Total	$129,339

(9) Preferred stock

As of December 31, 2010, the Company had one class of undesignated preferred stock authorized with no shares issued or outstanding. The Board of Directors of the Company may designate and issue preferred stock in one or more series. The Board of Directors can fix the rights, preferences and privileges of the shares of each series and any of its qualifications, limitations or restrictions.

(10) Related-party transactions

The Company has property lease agreements with certain employees. The Company incurred related rent expense of $9 and $92 for the three months ended December 31, 2010 and 2009, respectively, and $18 and $185 for the six months ended December 31, 2010 and 2009, respectively. There are no future obligations outstanding at December 31, 2010, with respect to such leases.

(11) Income taxes

Excluding the impact of permanent differences related to incentive stock options, amortization, meals and other, the Company’s effective tax rate was 44.9% and 34.0% for the three months ended December 31, 2010 and 2009, respectively, and 42.7% and 24.5% for the six months ended December 31, 2010 and 2009, respectively. The increase in the effective tax rate in the three months and six months ended December 31, 2010, as compared to the same periods in the prior year was attributable to higher income subject to U.S. Federal income tax, which carries a higher tax rate than income subject to Canadian income taxes, and the recognition of an additional tax expense during the quarter ended December 31, 2010, resulting from the completion of the Company’s tax returns for the year ended June 30, 2010.  Excluding the impact of this additional tax expense and permanent differences, the Company’s effective tax rate was 34.5% and 34.0% for the three months ended December 31, 2010 and 2009, respectively, and 31.0% and 24.5% for the six months ended December 31, 2010 and 2009, respectively.

At December 31, 2010, there were no material unrecognized tax benefits. In addition, there were no accruals for the payment of interest and penalties related to income tax liabilities at December 31, 2010. The Company recognizes potential interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2010, the Company has open tax years for Federal purposes back to June 2007. For state purposes, the open years typically date back to June 2007, although some states remain open back to June 2006.

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

(13) Geographic locations

The Company operates in a single business segment that includes the distribution of products and delivery of consultative services within the animal health industry.  The following table presents the Company’s net sales and long-lived assets in different geographic locations:

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Net sales:
United States	$178,645	$153,851	$338,586	$301,666
Canada	19,464	16,532	35,862	29,879
Other foreign countries	111	104	247	271
Total	$198,220	$170,487	$374,695	$331,816
Long-lived assets:
United States			$127,804	$131,443
Canada			13,550	12,105
Other foreign countries			—	—
Total			$141,354	$143,548

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands, except share and per share data)

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

Key factors and trends that have affected and the Company believes will continue to affect its operating results include:

•	Fluctuations in commodity prices;

•	Overall growth in the dairy industry;

•	Growth in the beef industry;

•	Consolidation by the Company's customers in the dairy industry;

•	Increased focus on companion animal customers; and

•	Changes in customer preferences.

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

Results of Operations

The following table summarizes the historical results of operations for the three and six months ended December 31, 2010 and 2009, in dollars and as a percentage of net sales. The Company’s gross profit may not be comparable to other entities, since some entities include all of the costs related to their distribution network in cost of goods sold and others, like us, report non-direct costs instead in selling, general, and administrative expenses, and salaries, wages, commissions, and related benefits.

Summary consolidated results of operations table

	Three Months Ended December 31,		Six Months Ended December 31,
(in thousands, except number of representatives)	2010	2009	2010	2009
Net sales	$198,220	$170,487	$374,695	$331,816
Direct cost of products sold (excludes depreciation and amortization)	165,745	141,071	314,830	276,454

Gross profit	32,475	29,416	59,865	55,362

Selling, general, and administrative expenses (includes salary, wages, commission, and related benefits)	24,793	23,540	49,595	46,328
Depreciation and amortization	2,006	2,022	3,943	4,000

Operating income	5,676	3,854	6,327	5,034
Other income (expense):
Interest expense	(2,176)	(2,068)	(3,757)	(4,579)
Other income	167	166	308	300

Income before income taxes	3,667	1,952	2,878	755
Income tax expense	(1,809)	(734)	(1,535)	(284)

Net income	$1,858	$1,218	$1,343	$471

Net sales	100.0%	100.0%	100.0%	100.0%
Direct cost of products sold (excludes depreciation and amortization)	83.6%	82.7%	84.0%	83.3%

Gross profit	16.4%	17.3%	16.0%	16.7%

Selling, general, and administrative expenses (includes salary, wages, commission, and related benefits)	12.5%	13.8%	13.2%	14.0%
Depreciation and amortization	1.1%	1.2%	1.1%	1.2%

Operating income	2.8%	2.3%	1.7%	1.5%
Other income (expense)
Interest expense	(1.1)%	(1.3)%	(1.0)%	(1.4)%
Other income	0.1%	0.1%	0.1%	0.1%

Income before income taxes	1.8%	1.1%	0.8%	0.2%
Income tax expense	(0.9)%	(0.4)%	(0.4)%	(0.1)%

Net income	0.9%	0.7%	0.4%	0.1%

Other data:
Field sales representatives	232	216	232	216

Three months ended December 31, 2010 compared to three months ended December 31, 2009

Net sales.  Net sales increased $27,733, or 16.3%, to $198,220 for the three months ended December 31, 2010, from $170,487 for the three months ended December 31, 2009. The increase in net sales was primarily attributable to improving economics in production animal markets as well as continued growth in veterinary business. The number of field sales representatives increased to 232 as of December 31, 2010, from 216 as of December 31, 2009, primarily as a result of the addition of 12 sales representatives serving new territories in the veterinary market.

Gross profit.  Gross profit increased $3,059, or 10.4%, to $32,475 for the three months ended December 31, 2010, from $29,416 for the three months ended December 31, 2009. Gross profit as a percentage of sales was 16.4% for the three months ended December 31, 2010, compared to 17.3% for the three months ended December 31, 2009. The increase in gross profit resulted from higher sales volume, partially offset by an unfavorable shift in mix to lower margin products and a special promotional manufacturer rebate earned in the prior year totaling $477.

Selling, general, and administrative expenses. Selling, general, and administrative expenses increased $1,253, or 5.3%, to $24,793 for the three months ended December 31, 2010, from $23,540 for the three months ended December 31, 2009. The increase was primarily the result of an increase in variable selling and distribution expenses driven by higher sales volume. The fixed nature of certain expenses such as salaries, rent, and computer related costs drove a decrease in selling, general and administrative expenses as a percent of sales from 13.8% for the three months ended December 31, 2009, to 12.5% for the three months ended December 31, 2010.

Depreciation and amortization. Depreciation and amortization decreased slightly, from $2,022 for the three months ended December 31, 2009, to $2,006 for the three months ended December 31, 2010. The decrease resulted primarily from lower depreciation of fixed assets driven by certain assets reaching the conclusion of their useful lives.

Other expenses. Other expenses increased $107, or 5.6%, to $2,009 for the three months ended December 31, 2010, from $1,902 for the three months ended December 31, 2009. The increase in other expenses was due to an increase in interest expense of $108 to $2,176 in the three months ended December 31, 2010, as compared to $2,068 in the three months ended December 31, 2009. This increase was due to a higher interest rate on the New Term Note than in the prior year.

Income tax expense. Income tax expense increased $1,075, or 146.5%, to $1,809 for the three months ended December 31, 2010, from $734 for the three months ended December 31, 2009. Excluding the impact of permanent differences related to incentive stock options, amortization, meals and other, the Company’s effective tax rate was 45.0% and 34.0% for the three months ended December 31, 2010 and 2009, respectively. The increase in the effective tax rate in the three months ended December 31, 2010, as compared to the same period in the prior year was attributable to higher income subject to U.S. Federal income tax, which carries a higher tax rate than income subject to Canadian income taxes, and the recognition of an additional tax expense during the quarter ended December 31, 2010, resulting from the completion of the Company’s tax returns for the year ended June 30, 2010. Excluding the impact of this additional tax expense and permanent differences, the Company’s effective tax rate was 34.5% and 34.0% for the three months ended December 31, 2010 and 2009, respectively.

Six months ended December 31, 2010 compared to six months ended December 31, 2009

Net sales. Net sales increased $42,879, or 12.9%, to $374,695 for the six months ended December 31, 2010, from $331,816 for the six months ended December 31, 2009. The increase in net sales was primarily attributable to improving economics in production animal markets as well as continued growth in veterinary business. The number of field sales representatives increased to 232 as of December 31, 2010, from 216 as of December 31, 2009, primarily as a result of the addition of 12 sales representatives serving new territories in the veterinary market.

Gross profit. Gross profit increased $4,503, or 8.1%, to $59,865 for the six months ended December 31, 2010, from $55,362 for the six months ended December 31, 2009. Gross profit as a percentage of sales was 16.0% for the six months ended December 31, 2010, compared to 16.7% for the six months ended December 31, 2009. The increase in gross profit resulted from higher sales volume, partially offset by an unfavorable shift in mix to lower margin products and a special promotional manufacturer rebate earned in the prior year totaling $477.

Selling, general, and administrative expenses. Selling, general, and administrative expenses increased $3,267, or 7.1%, to $49,595 for the six months ended December 31, 2010, from $46,328 for the six months ended December 31, 2009. The increase was primarily the result of an increase in variable selling and distribution expenses driven by higher sales volume. The fixed nature of certain expenses such as salaries, rent, and computer related costs drove a decrease in selling, general and administrative expenses as a percent of sales from 14.0% for the six months ended December 31, 2009, to 13.2% for the six months ended December 31, 2010.

Depreciation and amortization. Depreciation and amortization decreased slightly, from $4,000 for the six months ended December 31, 2009, to $3,943 for the six months ended December 31, 2010. The decrease resulted primarily from lower depreciation of fixed assets driven by certain assets reaching the conclusion of their useful lives.

Other expenses. Other expenses decreased $830, or 19.4%, to $3,449 for the six months ended December 31, 2010, from $4,279 for the six months ended December 31, 2009. The decrease in other expenses was primarily due to a decrease in interest expense of $822 from $4,579 in the six months ended December 31, 2009, to $3,757 in the six months ended December 31, 2010. This decrease was due to lower interest rates than in the prior year as a result of the unwinding of the interest rate swap agreements as of September 30, 2009, partially offset by a higher interest rate on the New Term Note than in the prior year.

Income tax expense. Income tax expense increased $1,251, or 440.5%, to $1,535 for the six months ended December 31, 2010, from $284 for the six months ended December 31, 2009. Excluding the impact of permanent differences related to incentive stock options, amortization, meals and other, the Company’s effective tax rate was 42.7% and 24.5% for the six months ended December 31, 2010 and 2009, respectively. The increase in the effective tax rate in the six months ended December 31, 2010, as compared to the same periods in the prior year was attributable to higher income subject to U.S. Federal income tax, which carries a higher tax rate than income subject to Canadian income taxes, and the recognition of an additional tax expense during the quarter ended December 31, 2010, resulting from the completion of the Company’s tax returns for the year ended June 30, 2010. Excluding the impact of this additional tax expense and permanent differences, the Company’s effective tax rate was 31.0% and 24.5% for the six months ended December 31, 2010 and 2009, respectively.

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

Operating activities.  For the six months ended December 31, 2010, net cash used in operating activities was $13,923, and was attributable to an increase in working capital of $20,233 and a change in deferred income taxes of $626, both partially offset by $1,343 of net income and $5,593 of non-cash costs. The change in working capital included an increase in accounts receivable of $16,644, an increase in inventories of $11,268, and an increase in prepaid expenses of $255, all partially offset by an increase in accounts payable of $5,364, an increase in accrued liabilities and other of $1,915, and a net increase in income tax payables of $655. The increase in accounts receivable resulted from strong sales at the close of the quarter that subsequently converted to cash early in the third quarter of fiscal 2011.  The increase in inventories was due to a rise in inventory purchases in support of the anticipated higher sales volumes than the Company was experiencing at the close of fiscal 2010.  The increase in prepaid expenses was due to payments for general insurance premiums and software licenses. The increase in inventories drove the increase in accounts payable.   The increase in accrued liabilities and other resulted primarily from a $1,491 increase in customer deposits. The net increase in income tax payables results from increased income tax liabilities driven by increased profitability. The non-cash costs included $3,876 of depreciation and amortization, $876 of bad debt expense, $429 of debt issue cost amortization, and $436 of stock-based compensation expenses.

For the six months ended December 31, 2009, net cash used in operating activities was $7,377, and was attributable to an increase in working capital of $13,642, partially offset by $471 in net income, $5,573 of non-cash costs, and a $221 change in deferred income taxes. The non-cash costs included $4,000 of depreciation and amortization, $520 of debt issue cost amortization, $620 of amortization of loss on settlement of interest rate swap agreements, $203 of bad debt expense, and $245 of stock-based compensation expenses. The change in working capital included an increase in accounts receivable of $8,792 and an increase in inventory of $12,139, both partially offset by an increase in accounts payable of $7,470.  The increase in accounts receivable resulted from strong sales at the close of the quarter that converted to cash early in the third quarter of fiscal 2010. The increase in inventories was due to inventory purchases near the close of the quarter in advance of manufacturer price increases.  This increase in inventories drove the increase in accounts payable.

Investing activities.   For the six months ended December 31, 2010, net cash used in investing activities was $1,455 and was primarily attributable to $1,319 of purchases of property, plant and equipment and $175 of purchases of customer relationships and trade names from a former competitor.

For the six months ended December 31, 2009, net cash used in investing activities was $1,271, and was primarily attributable to $1,229 of purchases of property, plant, and equipment.

Financing activities.   For the six months ended December 31, 2010, net cash provided by financing activities was $14,819, and was attributable to net borrowings from revolving credit facilities totaling $14,345 and a favorable change in overdraft balances of $1,273, both partially offset by debt issue costs of $572 and net payments related to the refinancing of term notes totaling $227.

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

Capital resources.  Effective November 10, 2010, the Company amended and extended the maturity of its revolving credit facility (Revolver) and replaced its first lien term loan (Term Note).  The amended Revolver is a $130,000 facility, with an option held by us to increase the amount of the amended Revolver to $175,000.  It matures on August 10, 2015.  The outstanding borrowings under the amended Revolver bear interest at rates based upon the Company’s Leverage Ratio as defined in the amended Revolver with LIBOR-based rates ranging from LIBOR and CDOR Rate plus 2.25% to LIBOR and CDOR Rate plus 3.00%, and with Prime-based rates ranging from U.S. Prime and Canadian Prime Rate plus 0.00% to U.S. Prime and Canadian Prime Rate plus 0.50%. Borrowings are collateralized by a first priority interest in and lien on the Company’s accounts receivable and inventories. As of December 31, 2010, the interest rates for the Revolver ranged from 3.27% to 3.75%. Additionally, the Company is required to pay a commitment fee on the daily unused amount of the Revolver at a per annum rate of 0.50%. At December 31, 2010, the Company’s availability under the Revolver totaled $30,053, including $4,745 of cash actually received but not yet applied to the Revolver.

The new first lien term loan (New Term Note) has a face amount of $43,000 and matures on November 10, 2015.  It bears interest at an annual rate equal to 14.25% payable as follows: (i) 12.25% per annum in cash in arrears, and (ii) 2.00% added automatically to the unpaid principal amount.  It was issued with an original issue discount of 2.00% of the face amount of the note.  At December 31, 2010, the remaining balance of the original issue discount was $842, which is being amortized utilizing the effective interest method over the term of the debt. Borrowings are collateralized by a first priority interest in and lien on all real estate, fixed assets, and intellectual property of the Company.

The new credit agreements contain certain covenants that, among other things, restrict our ability to incur additional indebtedness, make certain payments, sell assets, enter into certain transactions with affiliates and create liens. Moreover, certain of these agreements require us to maintain specified financial ratios. The most restrictive covenant relates to the creation or assumption of additional indebtedness. The Company was in compliance with all financial covenants at December 31, 2010.

As a result of this refinancing, the Company wrote-off remaining unamortized debt issue costs related to the Term Note totaling $35 during the second fiscal quarter of 2011.  Debt issue costs of $2,087 resulting from this refinancing were capitalized and are being amortized over the remaining term of the Revolver utilizing the straight-line method, which approximates the effective interest method, and over the remaining term of the New Term Note utilizing the effective interest method.

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

The Company had a $43,000 notional value swap transaction with a financial institution effective April 18, 2007. The Company received a floating rate based on LIBOR and paid a fixed rate of 4.95%. The swap agreement had an original termination date of June 28, 2010. On September 30, 2009, the Company terminated the swap agreement, and the fair value of this swap was a net liability of $1,511 on that date.  The Company had a $52,000 notional value swap transaction with a financial institution effective April 18, 2007. The Company received a floating rate based on LIBOR and paid a fixed rate of 4.95%. The swap agreement had an original termination date of May 7, 2010. On September 30, 2009, the Company terminated the swap agreement, and the fair value of this swap was a net liability of $1,837 on that date.

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

The net receipts or payments from the interest rate swap agreements were recorded in interest expense. During the three and six months ended December 31, 2009, changes in the fair value of interest rate swap agreements totaled $1,655 ($993 net of tax) and $2,227 ($1,336 net of tax), respectively.  The Company reclassified $0 and $1,047 from accumulated other comprehensive income to interest expense during the three and six months ended December 31, 2009, respectively.

 Contractual Obligations

As of December 31, 2010, there were no material changes in the Company’s contractual obligations as disclosed in the Company’s Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of December 31, 2010, the Company did not have any off-balance sheet arrangements other than the operating lease commitments in the contractual obligations table as disclosed in the Company’s Annual Report on Form 10-K.

Recent Accounting Pronouncements

The Company’s management has evaluated recent accounting pronouncements, and their adoption has not had or is not expected to have a material impact upon the Company’s consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Exposure to Interest Rates

The Company is exposed to certain market risks arising from transactions that are entered into in the normal course of business. As part of the Company’s financial risk management program, it has used certain derivative financial instruments to manage these risks. The Company does not engage in financial transactions for speculative purposes and therefore holds no derivative instruments for trading purposes. The Company’s exposure to market risk for changes in interest rates relates to variable interest rates on borrowings under the Company’s credit agreements. At December 31, 2010, $102.9 million of the Company’s debt remained subject to market risk for changes in interest rates. If the weighted average interest rate on the Company’s remaining variable rate indebtedness rose 40 basis points (a 10.0% change from the calculated weighted average interest rate as of December 31, 2010), assuming no change in the Company’s outstanding balance under its revolving credit facility and Term Note, the Company’s annualized income before taxes and cash flows from operating activities would decline by approximately $0.4 million. If the weighted average interest rate on the Company’s remaining variable rate indebtedness decreased 40 basis points (a 10.0% change from the calculated weighted average interest rate as of December 31, 2010), assuming no change in the Company’s outstanding balance under its revolving credit facility and Term Note, the Company’s annualized income before taxes and cash flows from operating activities would increase by approximately $0.4 million.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, maintained our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010, and concluded that, as of that date, the Company’s disclosure controls and procedures were effective at a reasonable assurance level.

In connection with the evaluation described above, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has been identified during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are a party to legal proceedings and claims arising in the ordinary course of business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.

Item 1A.	Risk Factors

Not Applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

None.

Item 5.	Other Information

The Company held its 2010 Annual Meeting of Stockholders on December 2, 2010.  On the record date, 24,329,670 shares of our common stock were entitled to vote.  At the meeting, 14,669,609 shares were represented in person or by proxy.

The only proposal was to elect three Class I members to the Board of Directors as directors whose term will expire in 2013. The following individuals were elected as Class I directors:

Name	Votes For	Votes Withheld
James C. Robison	14,621,825	47,784
E. Thomas Corcoran	14,620,398	49,211
Michael Eisenson	14,538,871	130,738

Item 6.	Exhibits

Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by James C. Robison, Chairman, President and Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by William F. Lacey, Senior Vice President and Chief Financial Officer.

32.1*	Section 1350 Certifications, executed by James C. Robison, Chairman, President and Chief Executive Officer, and William F. Lacey, Senior Vice President and Chief Financial Officer.

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

Animal Health International, Inc. (Registrant)

Date: February 8, 2011	/s/ William F. Lacey
William F. Lacey
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)