Form 10-Q
period 2011-03-31
Animal Health International, Inc.
filed 2011-05-16
CIK 1372813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of April 29, 2011, 24,330,357 shares of the registrant’s common stock were outstanding.

ANIMAL HEALTH INTERNATIONAL, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

PART 1. FINANCIAL INFORMATION

  Item 1.         Financial Statements

Consolidated Financial Statements

ANIMAL HEALTH INTERNATIONAL, INC.

Consolidated Balance Sheets

(In thousands, excluding share information)

(Unaudited)

	March 31, 2011	June 30, 2010
Assets
Current assets :
Cash and cash equivalents	$1,875	$2,243
Accounts receivable, net	92,127	77,954
Current portion of notes receivable	134	189
Income tax receivable	—	656
Merchandise inventories, net	118,104	99,545
Deferred income taxes	1,947	1,852
Prepaid expenses	2,291	2,400
Total current assets	216,478	184,839

Noncurrent assets :
Notes receivable, net of current portion	—	77
Property, plant, and equipment, net	14,043	14,657
Goodwill	64,334	62,245
Customer relationships	22,129	24,616
Noncompete agreements	1,554	2,360
Trademarks and trade names	33,275	33,170
Debt issue costs and other assets, net of accumulated amortization of $3,376 and $3,030, respectively	4,335	2,967
Total assets	$356,148	$324,931

Liabilities and Stockholders’ Equity
Current liabilities :
Accounts payable	$105,714	$94,705
Accrued liabilities	12,482	9,891
Current portion of long-term debt	432	129,339
Total current liabilities	118,628	233,935

Noncurrent liabilities :
Long-term debt, net of current portion	145,351	—
Deferred lease incentives	897	1,092
Deferred income taxes	21,918	23,440
Total liabilities	286,794	258,467

Commitments and contingencies (note 13)

Stockholders’ equity :
Preferred stock, par value $0.01 per share. Authorized 10,000,000 shares, issued and outstanding 0 shares	—	—
Common stock, par value $0.01 per share. Authorized 90,000,000 shares, issued and outstanding 24,329,857 and 24,329,670 shares, respectively	243	243
Additional paid-in capital	134,239	133,585
Accumulated deficit	(65,597)	(67,402)
Accumulated other comprehensive income	469	38
Total stockholders’ equity	69,354	66,464

Total liabilities and stockholders’ equity	$356,148	$324,931

See accompanying Notes to Unaudited Consolidated Financial Statements.

ANIMAL HEALTH INTERNATIONAL, INC.

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Net sales	$181,049	$165,126	$555,744	$496,942
Costs and expenses:
Direct cost of products sold (excludes depreciation and amortization)	149,985	137,773	464,815	414,227
Salaries, wages, commissions, and related benefits	14,635	12,817	41,949	38,378
Selling, general, and administrative	11,724	9,771	34,005	30,538
Depreciation and amortization	2,131	2,005	6,074	6,005
Operating income	2,574	2,760	8,901	7,794

Other income (expense):
Other income	199	133	507	433
Interest expense	(2,523)	(2,714)	(6,280)	(7,293)
Income before income taxes	250	179	3,128	934
Income tax benefit (expense)	212	(59)	(1,323)	(343)
Net income	$462	$120	$1,805	$591

Earnings per common share:
Basic	$0.02	$0.00	$0.07	$0.02
Diluted	$0.02	$0.00	$0.07	$0.02
Weighted average shares outstanding:
Basic	24,794	24,691	24,794	24,691
Diluted	25,628	24,789	25,447	24,797

See accompanying Notes to Unaudited Consolidated Financial Statements.

ANIMAL HEALTH INTERNATIONAL, INC.

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2011	2010	2011	2010
Net income	$462	$120	$1,805	$591

Other comprehensive income:
Unrealized gain on derivative instruments, net of tax	—	621	—	1,957
Foreign currency translation adjustment	146	663	431	1,679

Total comprehensive income	$608	$1,404	$2,236	$4,227

See accompanying Notes to Unaudited Consolidated Financial Statements.

ANIMAL HEALTH INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended March 31,
	2011	2010
Cash flows from operating activities :
Net income	$1,805	$591
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,963	6,005
Amortization of debt issue costs	535	766
Amortization of loss on settlement of interest rate swap agreements	—	1,241
Amortization of original issue discount	50	—
Bad debt expense	1,138	356
Stock compensation expense	653	459
Gain on sale of equipment	(52)	(38)
Deferred income taxes	(1,617)	1,599
Changes in operating assets and liabilities (working capital):
Accounts receivable	(16,110)	(13,361)
Merchandise inventories	(19,751)	(12,487)
Income taxes receivable/payable	805	(2,100)
Prepaid expenses	93	202
Accounts payable	14,319	5,589
Accrued liabilities and other	2,290	(2,443)

Net cash used in operating activities	(9,879)	(13,621)

Cash flows from investing activities:
Purchase of property, plant, and equipment	(1,984)	(1,690)
Purchase of other assets	(192)	(457)
Purchase price adjustments	(2,089)	(1,911)
Purchase of customer relationships and trade names	(175)	—
Proceeds from sale of equipment	82	153
Net changes in notes receivable	144	400

Net cash used in investing activities	(4,214)	(3,505)

Cash flows from financing activities:
Repayment of long-term debt	(41,040)	(2,988)
Settlement of terminated interest rate swap agreements	—	(3,348)
Net borrowings under revolving credit facilities	14,957	26,485
Net borrowings of long-term debt	40,919	—
Debt issue costs	(591)	(63)
Proceeds from exercise of stock options	1	—
Change in overdraft balances	(482)	(3,731)

Net cash provided by financing activities	13,764	16,355

Effect of exchange rate changes on cash and cash equivalents	(39)	(240)

Net decrease in cash and cash equivalents	(368)	(1,011)

Cash and cash equivalents, beginning of period	2,243	2,749

Cash and cash equivalents, end of period	$1,875	$1,738

See accompanying Notes to Unaudited Consolidated Financial Statements.

ANIMAL HEALTH INTERNATIONAL, INC.

Notes to consolidated financial statements

(Dollars in thousands, except share and per share data)

(Unaudited)

(1) Organization

Animal Health International, Inc. (AHII), formerly known as Walco International Holdings, Inc., was incorporated in Delaware in May 2005. Through its wholly-owned subsidiaries, Walco International, Inc. and Kane Veterinary Supplies, Ltd. (Kane) (note 4, collectively, with AHII, the Company), the Company’s primary business activity is the sale and distribution of animal health products, supplies, services and technology through operating divisions located throughout the United States and Canada.

(2) Summary of significant accounting policies

(a) Basis of consolidation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly, in all material respects, the results of the Company for the periods presented. These consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s audited financial statements for the year ended June 30, 2010 in the Company’s Annual Report on Form 10-K. The results of operations for the three and nine months ended March 31, 2011 are not necessarily indicative of results to be expected for the entire fiscal year.

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

Options granted under the amended and restated 2007 Stock Option and Incentive Plan vest over a four-year period and carry a ten-year term.  The options issued are incentive stock options, which are not performance-based and vest with continued employment. Unexercised options may be forfeited in the event of termination of employment. Options to purchase 664,696 shares have vested and have a weighted average exercise price of $5.58 and a weighted average remaining contract term of 7.2 years. During the three months ended March 31, 2011, options to acquire 187 shares of our common stock were exercised. Compensation expense related to incentive stock options totaled $101 and $123 for the three months ended March 31, 2011 and 2010, respectively, and $347 and $338 for the nine months ended March 31, 2011 and 2010, respectively. The Company issued 250,000 and 838,875 restricted stock units to certain employees in December 2010 and 2009, respectively.  These units vest over a four-year period, have an indefinite life, and convert to shares of common stock upon certain triggering events. The units issued in 2010 carried a fair value of $1.97 upon their issuance while the units issued in 2009 carried a fair value of $2.15 upon their issuance, and the expense related to these units totaled $116 and $91 for the three months ended March 31, 2011 and 2010, respectively, and $306 and $121 for the nine months ended March 31, 2011 and 2010, respectively.

As of March 31, 2011, the Company has granted 470,883 deferred stock units to non-employee members of the Board of Directors.  Because the holders of the deferred stock units have a contractual participation right to share in current earnings, the deferred stock units are included in basic weighted average shares outstanding.  After accounting for the 1,088,875 restricted stock units granted to employees, the 464,117 deferred stock units granted to non-employee members of the Board of Directors that have not been forfeited, and the 1,319,362 stock options issued to employees that have not been forfeited or surrendered, there were 727,646 shares of common stock reserved for future issuance under the Company’s amended and restated 2007 Stock Option and Incentive Plan at March 31, 2011.

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

The following weighted average assumptions were used for the option grants: risk-free interest rate of 4.75% on the initial 749,300 shares, 4.45% on the subsequent 9,500 shares, 3.25% on the 750,000 shares issued in November 2007, 0.32% on the 750,000 shares issued in November 2008, and 0.05% on the 411,125 shares issued in December 2009, dividend yield of 0% for all shares, annual volatility factor of the expected market price of the Company’s common stock of 31.0% for the initial 749,300 shares and subsequent 9,500 shares, 30.9% for the 750,000 shares issued in November 2007, 29.4% for the 750,000 shares issues in November 2008, and 34.0% for the 411,125 shares issued in December 2009, an estimated forfeiture rate of 8.4%, and an expected life of the options of 6.25 years. The risk-free interest rate was determined based on a yield curve of U.S. Treasury rates ranging from five to seven years. Expected volatility was established based on historical volatility of the stock prices of the Company and of other companies in industries similar to the Company. Based on these assumptions, the 2007 options were valued at $4.49 per share for the initial 749,300 shares and $5.43 per share for the subsequent 9,500 shares, $4.28 per share for the 750,000 shares issued in November 2007, $0.70 per share for the 750,000 shares issued in November 2008, and $0.88 per share for the 411,125 shares issued in December 2009. Compensation expense for these options and restricted stock units for each year ended June 30 over each four-year vesting period totals $859 in 2011, $711 in 2012, $573 in 2013, and $282 in 2014.  The weighted average remaining contract term for the options was 7.6 and 8.6 years at March 31, 2011 and 2010, respectively.

A summary of stock option activity is as follows:

	Options	Weighted Average Exercise Prices	Weighted Average Fair Value at Grant Date
Balance at July 1, 2010	1,340,175	$4.28	1.52
Granted	—	—	—
Exercised	(187)	2.44	0.76
Forfeited	(20,813)	5.42	1.99

Balance at March 31, 2011	1,319,175	$4.27	$1.52

Intrinsic value for stock options is defined as the difference between the current market value and the exercise price. The aggregate intrinsic value for these stock options was $1,841 at March 31, 2011, and $66 at June 30, 2010.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Net income	$462	$120	$1,805	$591

Basic weighted average shares outstanding	24,794	24,691	24,794	24,691
Dilutive effect of stock options and restricted stock	834	98	653	106

Diluted weighted average shares outstanding	25,628	24,789	25,447	24,797

Basic earnings per share	$0.02	$0.00	$0.07	$0.02

Diluted earnings per share	$0.02	$0.00	$0.07	$0.02

(e) Effect of recently issued accounting pronouncements

The Company’s management has evaluated recent accounting pronouncements, and their adoption has not had or is not expected to have a material impact upon the Company’s consolidated financial statements.

(3) Merger Agreement

In March 2011, the Company announced that it had entered into an Agreement and Plan of Merger (Merger Agreement) with Lextron, Inc., a Colorado corporation (Parent), and Buffalo Acquisition, Inc., a Delaware corporation and a wholly-owned subsidiary of Parent (Merger Sub). Subject to the terms of the Merger Agreement, Merger Sub will merge with and into the Company with the Company being the surviving entity and continuing as a wholly-owned subsidiary of Parent (the Merger).

Subject to the terms of the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of the Company’s common stock (other than shares owned by the Company, its subsidiaries, Parent or Merger Sub and shares owned by stockholders who have perfected and not withdrawn a demand for appraisal rights under Delaware law) will be converted into the right to receive cash, without interest, in an amount equal to $4.25 per share. The Merger Agreement and the transactions contemplated by the Merger Agreement were approved by the Company’s Board of Directors.

The vesting conditions of all outstanding stock options, restricted stock units, and deferred stock units will be fully accelerated immediately prior to the closing, pursuant to the terms of the award agreements under which such awards were originally issued. Each outstanding stock option will be cancelled at the effective time of the Merger in exchange for the payment of an amount in cash equal to the product of (x) the number of shares of the Company’s common stock subject to such stock option and (y) the excess, if any, of $4.25 over the per share exercise price of such stock option, less any applicable federal or state withholding tax. Each outstanding restricted stock unit and deferred stock unit will be cancelled at the effective time of the Merger in exchange for the payment of an amount in cash equal to the product of (x) the number of shares of the Company’s common stock subject to such restricted stock unit award or deferred stock unit award and (y) the excess, if any, of $4.25 over the per share exercise or purchase price, if any, of such restricted stock unit award or deferred stock unit award, less any applicable federal or state withholding tax.

The completion of the Merger is subject to various customary closing conditions, such as obtaining the approval of the Company’s stockholders and expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (Hart-Scott-Rodino). On April 26, 2011, the Company announced that the Hart-Scott-Rodino waiting period had expired.  On May 9, 2011, the Company filed a definitive proxy statement with the Securities and Exchange Commission and mailed it to the Company’s stockholders.  The proposed merger is expected to close in the second calendar quarter of 2011.

(4) Acquisitions

In October 2007, the Company acquired all of the outstanding stock of Kane for $22,184 in cash (plus $1,017 in direct acquisition costs).  Kane is based in Edmonton, Canada, and is a leading distributor of animal health products in both the production and companion animal markets. During the quarters ended December 31, 2009 and 2008, certain performance targets were met, and the Company paid $1,911 and $2,825, respectively, to certain selling stockholders. During the quarter ended December 31, 2010, certain performance targets were met, and in January of 2011, the Company paid $2,011 to certain selling stockholders and $78 to a consulting firm involved in the initial negotiations with the selling stockholders. These purchase price adjustments were accounted for as goodwill in the quarter earned.

The Company’s acquisitions serve to further the Company’s strategy to access additional product lines, sales representatives, customer opportunities, manufacturer relationships and sales territories.  The results of operations of Kane were included in the Company’s consolidated results of operations beginning with the date of acquisition.

(5) Accounts receivable, net

	March 31, 2011	June 30, 2010
Trade accounts receivable	$87,140	$71,725
Vendor rebate receivables	5,329	6,305
Other receivables	442	507

	92,911	78,537
Less allowance for doubtful accounts	(784)	(583)

Accounts receivable, net	$92,127	$77,954

(6) Property, plant, and equipment, net

	March 31, 2011	June 30, 2010
Land	$3,461	$3,461
Buildings and improvements	4,439	4,434
Leasehold improvements	3,309	3,892
Construction in progress	86	135
Equipment:
Warehouse	2,667	2,479
Automotive	7,263	6,800
Office/software	6,553	6,142

	27,778	27,343
Less accumulated depreciation	(13,735)	(12,686)

Property, plant, and equipment, net	$14,043	$14,657

Depreciation expense was $1,010 and $885 for the three months ended March 31, 2011 and 2010, respectively, and $2,711 and $2,644 for the nine months ended March 31, 2011 and 2010, respectively.

(7) Goodwill and other intangible assets

	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
March 31, 2011 :
Goodwill	Indefinite	$64,334	$—	$64,334
Customer relationships	12 years	40,648	(18,519)	22,129
Noncompete agreements	2-5 years	6,245	(4,691)	1,554
Trademarks and trade names	Indefinite	33,275	—	33,275

		$144,502	$(23,210)	$121,292

June 30, 2010 :
Goodwill	Indefinite	$62,245	$—	$62,245
Customer relationships	12 years	40,578	(15,962)	24,616
Noncompete agreements	2-5 years	6,245	(3,885)	2,360
Trademarks and trade names	Indefinite	33,170	—	33,170

		$142,238	$(19,847)	$122,391

In September 2010, the Company purchased $105 of trade names and $70 of customer relationships from a former competitor.  Amortization expense related to intangible assets totaled $1,121 and $1,120 for the three months ended March 31, 2011 and 2010, respectively, and $3,363 and $3,361 for the nine months ended March 31, 2011 and 2010, respectively. Based on the current estimated useful lives assigned to intangibles assets, amortization expense for fiscal 2011, 2012, 2013, 2014, and 2015 is projected to total $4,486, $4,235, $3,872, $3,412, and $3,412, respectively.

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

The Company’s stock price and market capitalization have improved in the past nine months, and the Company has experienced improvements in growth rates in the past nine months. As a result, the Company concluded no indicators had emerged to warrant impairment testing as of March 31, 2011. The Company will perform its annual impairment test at June 30, 2011.

(8) Long-term debt

	March 31, 2011	June 30, 2010
Credit agreement—Revolving credit facility	$103,469	$88,512
Credit agreement—Term Note	42,312	40,820
Other	2	7

	145,783	129,339
Less current portion	(432)	(129,339)

	$145,351	$—

Effective November 10, 2010, the Company amended and extended the maturity of its revolving credit facility (Revolver) and replaced its first lien term loan (Term Note).  The amended Revolver is a $130,000 facility, with an option held by us to increase the amount of the amended Revolver to $175,000.  It matures on August 10, 2015.  The outstanding borrowings under the amended Revolver bear interest at rates based upon the Company’s Leverage Ratio as defined in the amended Revolver with LIBOR-based rates ranging from LIBOR and CDOR Rate plus 2.25% to LIBOR and CDOR Rate plus 3.00%, and with Prime-based rates ranging from U.S. Prime and Canadian Prime Rate plus 0.00% to U.S. Prime and Canadian Prime Rate plus 0.50%. Borrowings are collateralized by a first priority interest in and lien on the Company’s accounts receivable and inventories. As of March 31, 2011, the interest rates for the Revolver ranged from 3.26% to 3.75%. Additionally, the Company is required to pay a commitment fee on the daily unused amount of the Revolver at a per annum rate of 0.50%. At March 31, 2011, the Company’s availability under the Revolver totaled $29,428, including $4,865 of cash actually received but not yet applied to the Revolver.

The new first lien term loan (New Term Note) has a face amount of $43,000 and matures on November 10, 2015.  It bears interest at an annual rate equal to 14.25% payable as follows: (i) 12.25% per annum in cash in arrears, and (ii) 2.00% added automatically to the unpaid principal amount.  It was issued with an original issue discount of 2.00% of the face amount of the note.  At March 31, 2011, the remaining balance of the original issue discount was $810, which is being amortized utilizing the effective interest method over the term of the debt. Borrowings are collateralized by a first priority interest in and lien on all real estate, fixed assets, and intellectual property of the Company.

The new credit agreements contain certain covenants that, among other things, restrict our ability to incur additional indebtedness, make certain payments, sell assets, enter into certain transactions with affiliates and create liens. Moreover, certain of these agreements require us to maintain specified financial ratios. The most restrictive covenant relates to the creation or assumption of additional indebtedness. The Company was in compliance with all financial covenants at March 31, 2011.

As a result of this refinancing, the Company wrote-off remaining unamortized debt issue costs related to the Term Note totaling $35 during the second fiscal quarter of 2011.  Debt issue costs of $2,106 resulting from this refinancing were capitalized and are being amortized over the remaining term of the Revolver utilizing the straight-line method, which approximates the effective interest method, and over the remaining term of the New Term Note utilizing the effective interest method.

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

Swap agreement fair values were recorded on the consolidated balance sheet as a component of current portion of long-term debt. The fair values of the interest rate swap agreements were estimated based on current settlement prices and quoted market prices of comparable contracts. The Company calculated no ineffectiveness on both interest rate swap agreements at their termination on September 30, 2009. At June 30, 2010, all unrealized losses previously recorded on the consolidated balance sheet as accumulated other comprehensive income (loss) had been amortized to interest expense.

The net receipts or payments from the interest rate swap agreements were recorded in interest expense. During the three and nine months ended March 31, 2010, changes in the fair value of interest rate swap agreements totaled $1,035 ($621 net of tax) and $3,262 ($1,957 net of tax), respectively.  The Company reclassified $0 and $1,047 from accumulated other comprehensive income to interest expense during the three and nine months ended March 31, 2010, respectively.

(9) Financial instruments

Fair value is measured using a framework that provides a fair value hierarchy that prioritizes inputs to valuation techniques based on observable and unobservable data and categorizes the inputs into three levels:  Level 1 — Unadjusted quoted prices in active markets for identical assets or liabilities, Level 2 — Significant observable pricing inputs other than quoted prices included within Level 1 that are either directly or indirectly observable as of the reporting date (essentially, this represents inputs that are derived principally from or corroborated by observable market data), and Level 3 — Generally unobservable inputs, which are developed based on the best information available and may include the Company’s own internal data.  Observable data should be used when available.

The following table presents the Company’s financial assets and liabilities measured as of March 31, 2011:

	March 31,	Fair Value
	2011	Level 1	Level 2	Level 3
Financial assets at cost :
Current portion of notes receivable	$134
Notes receivable, net of current portion	—
Total	$134

Financial assets at fair value :
Cash and cash equivalents	1,875	1,875	—	—
Total	$1,875	$1,875	$—	$—

Financial liabilities carried at historical proceeds :
Current portion of long-term debt	$432
Long-term debt, net of current portion	145,351
Total	$145,783

The following table presents the Company’s financial assets and liabilities measured as of June 30, 2010:

	June 30,	Fair Value
	2010	Level 1	Level 2	Level 3
Financial assets at cost :
Current portion of notes receivable	$189
Notes receivable, net of current portion and discount	77
Total	$266

Financial assets at fair value :
Cash and cash equivalents	$2,243	$2,243	$—	$—
Total	$2,243	$2,243	$—	$—

Financial liabilities carried at historical proceeds :
Current portion of long-term debt	$129,339
Long-term debt, net of current portion	—
Total	$129,339

(10) Preferred stock

As of March 31, 2011, the Company had one class of undesignated preferred stock authorized with no shares issued or outstanding. The Board of Directors of the Company may designate and issue preferred stock in one or more series. The Board of Directors can fix the rights, preferences and privileges of the shares of each series and any of its qualifications, limitations or restrictions.

(11) Related-party transactions

The Company has property lease agreements with certain employees. The Company incurred related rent expense of $9 and $9 for the three months ended March 31, 2011 and 2010, respectively, and $27 and $194 for the nine months ended March 31, 2011 and 2010, respectively. There are no future obligations outstanding at March 31, 2011, with respect to such leases.

(12) Income taxes

Excluding the impact of permanent differences related to incentive stock options, amortization, meals and other, the Company’s effective tax rate was a benefit of 36.4% for the three months ended March 31, 2011, and an expense of 14.6% for the three months ended March 31, 2010.  The change in the quarterly effective tax rate was attributable to an increased proportion of pre-tax loss from the U.S. that is taxed at a higher rate than Canadian pre-tax income.  Excluding the impact of permanent differences related to incentive stock options, amortization, meals and other, the Company’s effective tax rate was an expense of 31.6% and 22.0% for the nine months ended March 31, 2011, and 2010, respectively.  The increase in the year-to-date effective tax rate was attributable to the recognition of an additional tax expense during the quarter ended December 31, 2010, resulting from the completion of the Company’s tax returns for the year ended June 30, 2010.  Excluding the impact of this additional tax expense and permanent differences, the Company’s effective tax rate was 21.6% and 22.0% for the nine months ended March 31, 2011 and 2010, respectively.

At March 31, 2011, there were no material unrecognized tax benefits. In addition, there were no accruals for the payment of interest and penalties related to income tax liabilities at March 31, 2011. The Company recognizes potential interest and penalties related to unrecognized tax benefits in income tax expense. As of March 31, 2011, the Company has open tax years for Federal purposes back to June 2008. For state purposes, the open years typically date back to June 2008, although some states remain open back to June 2007.

(13) Commitments and contingencies

The Company is involved in various matters of litigation arising in the normal course of business.  Although the ultimate liability from existing or potential claims cannot be ascertained, management does not anticipate that any related outcomes would have a materially adverse effect on the Company’s financial position, operating results or cash flows.

(14) Geographic locations

The Company operates in a single business segment that includes the distribution of products and delivery of consultative services within the animal health industry.  The following table presents the Company’s net sales and long-lived assets in different geographic locations:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Net sales:
United States	$159,668	$146,037	$498,254	$447,703
Canada	21,320	18,985	57,182	48,864
Other foreign countries	61	104	308	375
Total	$181,049	$165,126	$555,744	$496,942
Long-lived assets:
United States			$126,230	$130,058
Canada			13,440	11,969
Other foreign countries			—	—
Total			$139,670	$142,027

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands, except share and per share data)

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

Key factors and trends that have affected and the Company believes will continue to affect its operating results include:

•                Fluctuations in commodity prices;

•                Overall growth in the dairy industry;

•                Growth in the beef industry;

•                Consolidation by the Company’s customers in the dairy industry;

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

Results of Operations

The following table summarizes the historical results of operations for the three and nine months ended March 31, 2011 and 2010, in dollars and as a percentage of net sales. The Company’s gross profit may not be comparable to other entities, since some entities include all of the costs related to their distribution network in cost of goods sold and others, like us, report non-direct costs instead in selling, general, and administrative expenses, and salaries, wages, commissions, and related benefits.

Summary consolidated results of operations table

	Three Months Ended March 31,		Nine Months Ended March 31,
(in thousands, except number of representatives)	2011	2010	2011	2010
Net sales	$181,049	$165,126	$555,744	$496,942
Direct cost of products sold (excludes depreciation and amortization)	149,985	137,773	464,815	414,227

Gross profit	31,064	27,353	90,929	82,715

Selling, general, and administrative expenses (includes salary, wages, commission, and related benefits)	26,359	22,588	75,954	68,916
Depreciation and amortization	2,131	2,005	6,074	6,005

Operating income	2,574	2,760	8,901	7,794
Other income (expense):
Interest expense	(2,523)	(2,714)	(6,280)	(7,293)
Other income	199	133	507	433

Income before income taxes	250	179	3,128	934
Income tax benefit (expense)	212	(59)	(1,323)	(343)

Net income	$462	$120	$1,805	$591

Net sales	100.0%	100.0%	100.0%	100.0%
Direct cost of products sold (excludes depreciation and amortization)	82.8%	83.4%	83.6%	83.4%

Gross profit	17.2%	16.6%	16.4%	16.6%

Selling, general, and administrative expenses (includes salary, wages, commission, and related benefits)	14.6%	13.7%	13.7%	13.8%
Depreciation and amortization	1.2%	1.2%	1.1%	1.2%

Operating income	1.4%	1.7%	1.6%	1.6%
Other income (expense)
Interest expense	(1.3)%	(1.7)%	(1.1)%	(1.5)%
Other income	0.1%	0.1%	0.1%	0.1%

Income before income taxes	0.2%	0.1%	0.6%	0.2%
Income tax benefit (expense)	0.1%	0.0%	(0.3)%	(0.1)%

Net income	0.3%	0.1%	0.3%	0.1%

Other data:
Field sales representatives	225	217	225	217

Three months ended March 31, 2011 compared to three months ended March 31, 2010

Net sales.  Net sales increased $15,923, or 9.6%, to $181,049 for the three months ended March 31, 2011, from $165,126 for the three months ended March 31, 2010. The increase in net sales was primarily attributable to improving economics in production animal markets as well as continued growth in veterinary business. The improved economics in production animal markets were driven by higher live cattle and milk prices, partially offset by increased commodity costs.  Growth in the veterinary business was attributable to the addition of sales representatives serving new territories in the veterinary market and the addition of new customers from a competitor who filed for bankruptcy. Sales attributable to the addition of new customers totaled $21,128 with sales attributable to existing customers declining by $5,205. The number of field sales representatives increased to 225 as of March 31, 2011, from 217 as of March 31, 2010, primarily as a result of the addition of sales representatives serving new territories in the veterinary market.

Gross profit.  Gross profit increased $3,711, or 13.6%, to $31,064 for the three months ended March 31, 2011, from $27,353 for the three months ended March 31, 2010. Gross profit as a percentage of sales was 17.2% for the three months ended March 31, 2011, compared to 16.6% for the three months ended March 31, 2010. The increase in gross profit resulted from higher sales volume combined with a favorable shift in mix to higher margin products.

Selling, general, and administrative expenses. Selling, general, and administrative expenses increased $3,771, or 16.7%, to $26,359 for the three months ended March 31, 2011, from $22,588 for the three months ended March 31, 2010. The increase was primarily the result of an increase in variable selling and distribution expenses driven by higher sales volume combined with $1,012 in costs related to the proposed merger with Lextron, Inc.  Excluding the costs related to the proposed merger with Lextron, Inc., selling, general and administrative expenses as a percent of sales increased slightly from 13.7% for the three months ended March 31, 2010, to 14.0% for the three months ended March 31, 2011, primarily due to higher compensation to sales representatives as a result of higher gross profit as a percentage of sales.

Depreciation and amortization. Depreciation and amortization increased $126, or 6.3%, to $2,131 for the three months ended March 31, 2011, from $2,005 for the three months ended March 31, 2010. The increase resulted primarily from depreciation related to current year capital expenditures.

Other expenses. Other expenses decreased $256, or 10.0%, to $2,324 for the three months ended March 31, 2011, from $2,581 for the three months ended March 31, 2010. The decrease in other expenses was due to a decrease in interest expense of $191 to $2,324 in the three months ended March 31, 2011, as compared to $2,581 in the three months ended March 31, 2010. This decrease was due to non-recurring, non-cash charges in the prior year of $621for the unamortized cost associated with the unwinding of swap agreements and $428 for foreign currency exchange due to the early retirement of debt in Canada, both partially offset by a higher interest rate on the New Term Note than in the prior year.

Income tax expense. Income tax expense decreased $271 to a tax benefit of $212 for the three months ended March 31, 2011, from a $59 tax expense for the three months ended March 31, 2010. Excluding the impact of permanent differences related to incentive stock options, amortization, meals and other, the Company’s effective tax rate was a benefit of 36.4% for the three months ended March 31, 2011, and an expense of 14.6% for the three months ended March 31, 2010.  The change in the quarterly effective tax rate was attributable to an increased proportion of pre-tax loss from the U.S. that is taxed at a higher rate than Canadian pre-tax income.

Nine months ended March 31, 2011 compared to Nine months ended March 31, 2010

Net sales. Net sales increased $58,802, or 11.8%, to $555,744 for the nine months ended March 31, 2011, from $496,942 for the nine months ended March 31, 2010. The increase in net sales was primarily attributable to improving economics in production animal markets as well as continued growth in veterinary business. The improved economics in production animal markets were driven by higher live cattle and milk prices, partially offset by increased commodity costs.  Growth in the veterinary business was attributable to the addition of sales representatives serving new territories in the veterinary market and the addition of new customers from a competitor who filed for bankruptcy. Sales attributable to the addition of new customers totaled $43,537 with sales attributable to existing customers increasing by $15,265.  The number of field sales representatives increased to 225 as of March 31, 2011, from 217 as of March 31, 2010, primarily as a result of the addition of sales representatives serving new territories in the veterinary market.

Gross profit. Gross profit increased $8,214, or 9.9%, to $90,929 for the nine months ended March 31, 2011, from $82,715 for the nine months ended March 31, 2010. Gross profit as a percentage of sales was 16.4% for the nine months ended March 31, 2011, compared to 16.6% for the nine months ended March 31, 2010. The increase in gross profit resulted from higher sales volume, partially offset by an unfavorable shift in mix to lower margin products during the first six months of fiscal 2011 and a special promotional manufacturer rebate earned in the prior year totaling $477.

Selling, general, and administrative expenses. Selling, general, and administrative expenses increased $7,038, or 10.2%, to $75,954 for the nine months ended March 31, 2011, from $68,916 for the nine months ended March 31, 2010. The increase was primarily the result of an increase in variable selling and distribution expenses driven by higher sales volume combined with $1,012 in costs related to the proposed merger with Lextron, Inc.  The fixed nature of certain expenses such as salaries, rent, and computer related costs drove a slight decrease in selling, general and administrative expenses as a percent of sales from 13.8% for the nine months ended March 31, 2010, to 13.7% for the nine months ended March 31, 2011.

Depreciation and amortization. Depreciation and amortization increased $69, or 1.1%, from $6,005 for the nine months ended March 31, 2010, to $6,074 for the nine months ended March 31, 2011. The increase resulted primarily from depreciation related to current year capital expenditures.

Other expenses. Other expenses decreased $1,087, or 15.8%, to $5,773 for the nine months ended March 31, 2011, from $6,860 for the nine months ended March 31, 2010. The decrease in other expenses was primarily due to a decrease in interest expense of $1,013 from $7,293 in the nine months ended March 31, 2010, to $6,280 in the nine months ended March 31, 2011. This decrease was due to lower interest rates than in the prior year as a result of the unwinding of the interest rate swap agreements as of September 30, 2009, partially offset by a higher interest rate on the New Term Note than in the prior year.

Income tax expense. Income tax expense increased $980 to $1,323 for the nine months ended March 31, 2011, from $343 for the nine months ended March 31, 2010. Excluding the impact of permanent differences related to incentive stock options, amortization, meals and other, the Company’s effective tax rate was an expense of 31.6% and 22.0% for the nine months ended March 31, 2011, and 2010, respectively.  The increase in the year-to-date effective tax rate was attributable to the recognition of an additional tax expense during the quarter ended December 31, 2010, resulting from the completion of the Company’s tax returns for the year ended June 30, 2010.  Excluding the impact of this additional tax expense and permanent differences, the Company’s effective tax rate was 21.6% and 22.0% for the nine months ended March 31, 2011 and 2010, respectively.

Liquidity and Capital Resources

The Company’s primary sources of liquidity are cash flows generated from operations and borrowings under the Company’s Revolver. Funds are expended to provide working capital that enables the Company to maintain adequate inventory levels to promptly fulfill customer needs and expand operations. The Company expects its capital resources to be sufficient to meet anticipated cash needs for at least the next twelve months, and it expects cash flows from operations to be sufficient to reduce outstanding borrowings under the Company’s Revolver.

Operating activities.  For the nine months ended March 31, 2011, net cash used in operating activities was $9,879, and was attributable to an increase in working capital of $18,354 and a change in deferred income taxes of $1,617, both partially offset by $1,805 of net income and $8,287 of non-cash costs. The change in working capital included an increase in accounts receivable of $16,110 and an increase in inventories of $19,751, all partially offset by an increase in accounts payable of $14,319, an increase in accrued liabilities and other of $2,291, and a net increase in income taxes payable of $805. The increase in accounts receivable resulted from strong sales at the close of the quarter that subsequently converted to cash early in the fourth quarter of fiscal 2011.  The increase in inventories was due to a rise in inventory purchases in anticipation of higher spring sales volume.  The increase in inventories drove the increase in accounts payable.  The increase in accrued liabilities and other resulted from a $2,364 increase in customer deposits. The net increase in income taxes payable results from increased income tax liabilities from increased profitability. The non-cash costs included $5,963 of depreciation and amortization, $1,138 of bad debt expense, $653 of stock-based compensation expenses, and $535 of debt issue cost amortization.

For the nine months ended March 31, 2010, net cash used for operating activities was $13,621, and was attributable to $591 in net income, $8,789 of non-cash costs, and a $1,599 change in deferred income taxes, all offset by an increase in working capital of $24,600. The non-cash costs included $6,005 of depreciation and amortization, $766 of debt issue cost amortization, $1,241 of amortization of loss on settlement of interest rate swap agreements, $356 of bad debt expense, and $459 of stock-based compensation expenses. The change in working capital included an increase in accounts receivable of $13,361, an increase in inventories of $12,487, an increase in income taxes receivable of $2,100, and a decrease in accrued liabilities and other of $2,443, all partially offset by an increase in accounts payable of $5,589.  The increase in accounts receivable resulted from strong sales at the close of the third quarter that converted to cash early in the fourth quarter. The increase in inventories was due to a rise in inventory purchases near the close of the quarter in anticipation of higher spring sales volume.  The increase in inventories drove the increase in accounts payable. The increase in income taxes receivable was due to the finalization of tax returns yielding a $1,792 tax refund received in April 2010.  The decrease in accrued liabilities and other resulted primarily from payments of liabilities related to accrued non-recurring settlement and legal costs.

Investing activities.   For the nine months ended March 31, 2011, net cash used in investing activities was $4,214 and was primarily attributable to $2,011 in cash payments to certain selling stockholders of Kane for the achievement of certain purchase agreement performance targets, $1,984 of purchases of property, plant and equipment, $192 of purchases of other assets, and $175 of purchases of customer relationships and trade names from a former competitor, all partially offset by a $144 decrease in notes receivable.

For the nine months ended March 31, 2010, net cash used in investing activities was $3,505, and was primarily attributable to $1,911 in cash payments to certain selling stockholders of Kane for the achievement of certain purchase agreement performance targets, $1,690 of property, plant, and equipment purchases, and $457 of purchases of other assets, all partially offset by a $400 decrease in notes receivable.

Financing activities.   For the nine months ended March 31, 2011, net cash provided by financing activities was $13,764, and was attributable to net borrowings from revolving credit facilities totaling $14,957, partially offset by debt issue costs of $591, an unfavorable change in overdraft balances of $482, and net payments related to the refinancing of term notes totaling $121.

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

Capital resources.  Effective November 10, 2010, the Company amended and extended the maturity of the Revolver and replaced its Term Note.  The amended Revolver is a $130,000 facility, with an option held by us to increase the amount of the amended Revolver to $175,000.  It matures on August 10, 2015.  The outstanding borrowings under the amended Revolver bear interest at rates based upon the Company’s Leverage Ratio as defined in the amended Revolver with LIBOR-based rates ranging from LIBOR and CDOR Rate plus 2.25% to LIBOR and CDOR Rate plus 3.00%, and with Prime-based rates ranging from U.S. Prime and Canadian Prime Rate plus 0.00% to U.S. Prime and Canadian Prime Rate plus 0.50%. Borrowings are collateralized by a first priority interest in and lien on the Company’s accounts receivable and inventories. As of March 31, 2011, the interest rates for the Revolver ranged from 3.26% to 3.75%. Additionally, the Company is required to pay a commitment fee on the daily unused amount of the Revolver at a per annum rate of 0.50%. At March 31, 2011, the Company’s availability under the Revolver totaled $29,428, including $4,865 of cash actually received but not yet applied to the Revolver.

The New Term Note has a face amount of $43,000 and matures on November 10, 2015.  It bears interest at an annual rate equal to 14.25% payable as follows: (i) 12.25% per annum in cash in arrears, and (ii) 2.00% added automatically to the unpaid principal amount.  It was issued with an original issue discount of 2.00% of the face amount of the note.  At March 31, 2011, the remaining balance of the original issue discount was $810, which is being amortized utilizing the effective interest method over the term of the debt. Borrowings are collateralized by a first priority interest in and lien on all real estate, fixed assets, and intellectual property of the Company.

The new credit agreements contain certain covenants that, among other things, restrict our ability to incur additional indebtedness, make certain payments, sell assets, enter into certain transactions with affiliates and create liens. Moreover, certain of these agreements require us to maintain specified financial ratios. The most restrictive covenant relates to the creation or assumption of additional indebtedness. The Company was in compliance with all financial covenants at March 31, 2011.

As a result of this refinancing, the Company wrote-off remaining unamortized debt issue costs related to the Term Note totaling $35 during the second fiscal quarter of 2011.  Debt issue costs of $2,106 resulting from this refinancing were capitalized and are being amortized over the remaining term of the Revolver utilizing the straight-line method, which approximates the effective interest method, and over the remaining term of the New Term Note utilizing the effective interest method.

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

Swap agreement fair values were recorded on the consolidated balance sheet as a component of current portion of long-term debt. The fair values of the interest rate swap agreements were estimated based on current settlement prices and quoted market prices of comparable contracts. The Company calculated no ineffectiveness on both interest rate swap agreements at their termination on September 30, 2009. At June 30, 2010, all unrealized losses previously recorded on the consolidated balance sheet as accumulated other comprehensive income (loss) had been amortized to interest expense.

The net receipts or payments from the interest rate swap agreements were recorded in interest expense. During the three and nine months ended March 31, 2010, changes in the fair value of interest rate swap agreements totaled $1,035 ($621 net of tax) and $3,262 ($1,957 net of tax), respectively.  The Company reclassified $0 and $1,047 from accumulated other comprehensive income to interest expense during the three and nine months ended March 31, 2010, respectively.

Contractual Obligations

As of March 31, 2011, there were no material changes in the Company’s contractual obligations as disclosed in the Company’s Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of March 31, 2011, the Company did not have any off-balance sheet arrangements other than the operating lease commitments in the contractual obligations table as disclosed in the Company’s Annual Report on Form 10-K.

Recent Accounting Pronouncements

The Company’s management has evaluated recent accounting pronouncements, and their adoption has not had or is not expected to have a material impact upon the Company’s consolidated financial statements.

  Item 3.         Quantitative and Qualitative Disclosures About Market Risk

Exposure to Interest Rates

The Company is exposed to certain market risks arising from transactions that are entered into in the normal course of business. As part of the Company’s financial risk management program, it has used certain derivative financial instruments to manage these risks. The Company does not engage in financial transactions for speculative purposes and therefore holds no derivative instruments for trading purposes. The Company’s exposure to market risk for changes in interest rates relates to variable interest rates on borrowings under the Company’s credit agreements. At March 31, 2011, $103.5 million of the Company’s debt remained subject to market risk for changes in interest rates. If the weighted average interest rate on the Company’s remaining variable rate indebtedness rose 38 basis points (a 10.0% change from the calculated weighted average interest rate as of March 31, 2011), assuming no change in the Company’s outstanding balance under its revolving credit facility and Term Note, the Company’s annualized income before taxes and cash flows from operating activities would decline by approximately $0.4 million. If the weighted average interest rate on the Company’s remaining variable rate indebtedness decreased 38 basis points (a 10.0% change from the calculated weighted average interest rate as of March 31, 2011), assuming no change in the Company’s outstanding balance under its revolving credit facility and Term Note, the Company’s annualized income before taxes and cash flows from operating activities would increase by approximately $0.4 million.

Exposure to Exchange Rates

AHII’s wholly-owned subsidiary, Kane, is located in Canada. Due to the relative low volume of payments made by AHII through Kane, the Company does not believe that it has significant exposure to foreign currency exchange risks. The Company currently does not use derivative financial instruments to mitigate foreign currency exchange risks. The Company continues to review this issue and may consider hedging certain foreign exchange risks through the use of currency futures or options in future years.

  Item 4.         Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, maintained our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011, and concluded that, as of that date, the Company’s disclosure controls and procedures were effective at a reasonable assurance level.

In connection with the evaluation described above, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has been identified during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

  Item 1.         Legal Proceedings

From time to time, we are a party to legal proceedings and claims arising in the ordinary course of business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.

  Item 1A.        Risk Factors

Item 1A of the Company’s Annual Report on Form 10-K presented risk factors that may impact the Company’s future results.  On March 14, 2011, the Company entered into a definitive merger agreement under which a subsidiary of Lextron, Inc. will merge with and into the Company with the Company being the surviving entity and continuing as a wholly-owned subsidiary of Lextron, Inc. Upon the completion of the merger, all of the outstanding common shares of the Company will be converted into the right to receive $4.25 for each share. Due to the proposed merger transaction, the risk factors are amended and supplemented by the following:

If our proposed merger is not completed, our business and stock price may be adversely affected.

In March 2011, the Company entered into a definitive merger agreement under which a subsidiary of Lextron, Inc. will merge with and into the Company with the Company being the surviving entity and continuing as a wholly-owned subsidiary of Lextron, Inc. The merger is subject to a number of contingencies, including approval by our stockholders, the absence of any order, injunction or decree prohibiting the consummation of the merger and other customary closing conditions, each of which must either be satisfied or waived prior to the closing. If the merger is not completed or the completion is substantially delayed, we could be subject to a number of risks that may adversely affect our business and stock price, including:

• Our stock price may fluctuate prior to completion of the merger due to market assessments regarding the expected timing of the merger and risks relating to the completion of the merger, and if the merger is not completed, our stock price may decline significantly, since the current trading price reflects a market assumption that the merger will be completed;

• We could lose important personnel as a result of the departure of employees who decide to pursue other opportunities in light of the proposed merger;

• We have and will continue to incur significant expenses related to the merger prior to its closing, including fees paid to an investment bank for a fairness opinion for the merger, legal fees and accounting fees, which must be paid even if the merger is not completed;

• Depending on the circumstances, we may be obligated to pay Lextron, Inc. a termination fee of $5.0 million; and

• We may experience the additional impacts described in the risk factors below.

Our proposed merger may adversely affect our results of operations.

In response to our pending merger, our customers or the manufacturers of the products we distribute may elect to switch to other distributors due to, among other things, competitive issues and uncertainty about the direction of our product offerings following the merger and our willingness to support existing product offerings. Uncertainty surrounding the proposed merger also may have an adverse effect on employee morale and retention. In addition, focus on the merger and related matters have resulted in, and may continue to result in, the diversion of management attention and resources. To the extent that there is uncertainty about the closing of the merger, or if the merger does not close, our business may be harmed to the extent that customers, manufacturers or others believe that we cannot effectively compete in the marketplace without the merger or there is customer and employee uncertainty surrounding the future direction of our product offerings and strategy on a stand-alone basis. Finally, the merger agreement imposes restrictions on our ability to conduct our business prior to the completion of the merger. Each of these potential impacts, and others, may leave us unable to respond effectively to competitive pressures, industry developments and future opportunities or may otherwise harm our results of operations going forward.

If our proposed merger is not completed, we will have incurred substantial expenses without realizing the expected benefits.

We have incurred substantial expenses in connection with our proposed merger. The completion of the merger depends on the satisfaction of specified conditions. We cannot guarantee that these conditions will be met. If the merger is not completed, these expenses could have a material adverse impact on our financial condition because we would not have realized the expected benefits of the merger.

  Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

  Item 3.         Defaults Upon Senior Securities

None.

  Item 4.         (Removed and Reserved)

None.

  Item 5.         Other Information

None.

 Item 6.          Exhibits

Number	Description

10.1*	Livestock Products Agreement entered into on December 11, 2008 and effective as of January 1, 2009 by and between Pfizer Inc. and Walco International, Inc.

10.2*	Livestock Products Agreement entered into on March 9, 2010 and effective as of January 1, 2010 by and between Pfizer Inc. and Walco International, Inc.

10.3

Amended and Restated Credit Agreement, dated September 2006, by and among Animal Health International, Inc., each of the credit parties party thereto, each of the financial institutions party thereto, JPMorgan Chase Bank, N.A., as administrative agent for the Lenders and General Electric Capital Corporation as documentation agent for the lenders.

10.4

Second Amended and Restated Credit Agreement, dated October 2007, by and among Walco International, Inc., each of the credit parties party thereto, each of the financial institutions party thereto, JPMorgan Chase Bank, N.A., as administrative agent for the Lenders and General Electric Capital Corporation as documentation agent for the lenders.

10.5

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

10.6	Term Loan Agreement, dated September 2006, by and among Animal Health International, Inc., each of the credit parties party thereto and Wilmington Trust, as administrative agent for the lenders.

10.7

Term Loan Agreement, dated August 10, 2007, by and among Animal Health International, Inc., each of the credit parties party thereto and Wells Fargo Bank, National Association, as administrative agent for the lenders.

10.8	Non-Compete Agreement between Walco International, Inc. and Kathy Hassenpflug dated as of March 10, 2000.

10.9

Second Amendment to Second Amended and Restated Credit Agreement, dated November 10, 2010, by and among Walco International, Inc., Kane Veterinary Supplies Ltd., each of the credit parties party thereto, each of the financial institutions party thereto, JPMorgan Chase Bank, N.A., as administrative agent for the lenders, and JPMorgan Chase Bank, N.A., Toronto Branch as the Canadian administrative agent for the lenders.

10.10

Term Loan Credit Agreement, dated November 10, 2010, by and among Walco International, Inc., each of the credit parties party thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders.

10.11*	Livestock Products Agreement entered into on April 3, 2008, and effective as of December 22, 2007, by and between Pfizer Inc. and Walco International, Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by James C. Robison, Chairman, President and Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by William F. Lacey, Senior Vice President and Chief Financial Officer.

32.1**	Section 1350 Certifications, executed by James C. Robison, Chairman, President and Chief Executive Officer, and William F. Lacey, Senior Vice President and Chief Financial Officer.

*

Portions of Exhibits 10.1, 10.2 and 10.11 have been redacted pursuant to a request for confidential treatment, and the redacted portions have been separately filed with the Securities and Exchange Commission.

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

Animal Health International, Inc. (Registrant)

Date: May 16, 2011	/s/ William F. Lacey
William F. Lacey
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)